Form 10-Q
period 2021-03-31
Newbury Street Acquisition Corp
filed 2021-05-24
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40251

NEWBURY STREET ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3985188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Newbury Street Boston, MA 02116
(Address of Principal Executive Offices, including zip code)

(617) 893-3057
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	NBSTU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	NBST	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	NBSTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No ☐

As of May 24, 2021, there were 16,461,800 shares of common stock, $0.0001 par value, issued and outstanding.

NEWBURY STREET ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheet as of March 31, 2021	1

	Unaudited Condensed Statement of Operations for the period from January 15, 2021 (commencement of operations) through March 31, 2021	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from January 15, 2021 (commencement of operations) through March 31, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 15, 2021 (commencement of operations) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		27

i

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

As of March 31, 2021

ASSETS
Current Assets
Cash	$848,922
Prepaid expenses - current	218,175
Total Current Assets	1,067,097

Cash held in Trust Account	128,439,871
Prepaid expenses - non-current	193,148
Total Assets	$129,700,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Promissory note - related party	$194,339
Total Current Liabilities	194,339

Derivative warrant liabilities	128,167
Total Liabilities	322,506

Commitments and Contingencies
Common stock subject to possible redemption; 12,437,761 shares at March 31, 2021 (at approximately $10.00 per share)	124,377,609

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,224,039 shares issued and outstanding	422
Additional paid-in capital	5,011,789
Accumulated deficit	(12,210)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders' Equity	$129,700,116

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Period from January 15, 2021 (commencement of operations) through March 31, 2021

Operating costs	$21,779
Loss from operations	(21,779)
Other income:
Change in fair value of derivative warrant liabilities	$6,103
Reclassification of warrants transaction costs	2,965
Dividend income	501
Net loss	$(12,210)
Weighted average shares outstanding, basic and diluted	5,208,491
Basic and diluted net loss per share of common stock	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 15, 2021 (commencement of operations) through March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Surrender of common stock by Sponsor	(862,500)	(86)	86	—	—
Sale of 12,843,937 Units, net of underwriting discounts and offering costs	12,843,937	1,284	128,438,086	—	128,439,370
Sale of 406,879 Private Units	406,879	41	4,068,749	—	4,068,790
Issuance of common stock to Representative	250,000	25	(25)	—	—
Surrender of common stock by Representative	(50,000)	(5)	5	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Offering Costs	—	—	(3,009,070)	—	(3,009,070)
Initial classification of derivative warrant liabilities	—	—	(134,270)	—	(134,270)
Change in value of common stock subject to possible redemption	(12,437,761)	(1,244)	(124,376,365)	—	(124,377,609)
Net loss	—	—	—	(12,210)	(12,210)
Balance — March 31, 2021	4,224,039	$422	$5,011,789	$(12,210)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 15, 2021 (commencement of operations) through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(12,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,103)
Reclassification of warrants transaction costs	(2,965)
Changes in operating assets and liabilities:
Prepaid expenses - current	(218,175)
Prepaid expenses - non-current	(193,148)
Net cash used in operating activities	(432,601)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(128,439,871)
Net cash used in investing activities	(128,439,871)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	128,439,370
Proceeds from sale of Private Units	4,068,790
Proceeds from promissory note - related party	194,339
Payments of offering costs	(3,006,105)
Net cash provided by financing activities	129,721,394

Net Change in Cash	848,922
Cash - Beginning of period	—
Cash - End of period	$848,922

Non-cash investing and financing activities:
Issuance of Representative Shares	$20
Offering costs paid through promissory note – related party	$194,339
Initial classification of warrant liability	$134,270
Initial classification of common stock subject to possible redemption	$116,085,841
Change in value of common stock subject to possible redemption	$8,291,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Newbury Street Acquisition Corporation (the “Company”) was incorporated in Delaware on November 6, 2020. The Company is a blank check formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

While the Company may pursue an acquisition or business combination target in any business or industry, the Company intends to focus its search on a technology business in the consumer internet or media space, including sports and entertainment verticals. In particular, the Company shall focus on disruptive, high growth companies with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (commencement of operations) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On March 25, 2021, the Company closed its Public Offering of 12,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 390,000 units (each, a “Private Unit” and collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Newbury Street Acquisition Sponsor LLC (the “Sponsor”) and EarlyBirdCapital Inc. (“EarlyBirdCapital”) that closed simultaneously with the closing of the Public Offering (as described in Note 4). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

Transaction costs amounted to $3.01 million consisting of $2.57 million in cash of underwriting fees and $0.44 million of other offering costs (excluding prepaid expenses).

On March 30, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 843,937 Units, generating additional gross proceeds of approximately $8.44 million, and incurring additional cash underwriting discount of approximately $0.17 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 16,879 Private Units to the Sponsor and the underwriters, generating additional gross proceeds of approximately $0.17 million. A total of approximately $8.44 million of the net proceeds was deposited into a trust account (the “Trust Account”), bringing the aggregate proceeds held in the Trust Account to approximately $128.44 million.

As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares (defined at Note 5) has been forfeited.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account, net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions, at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Public Offering on March 25, 2021, the Company deposited $120 million ($10.00 per Unit) from the proceeds of the Offering in the Trust Account, which are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On March 30, 2021, the underwriters exercised their over-allotment option in part (see Note 6). Accordingly, on March 30, 2021, the Company consummated the sale of an additional 843,937 Units, at $10.00 per Unit, and the sale of an additional 16,879 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $8.61 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $128.44 million.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares (defined at Note 5) and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have up to 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Correction of previously issued financial statement

The Company corrected certain line items related to the previously audited balance sheet as of March 25, 2021 in the Form 8-K filed with the SEC on March 31, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of March 25, 2021 were impacted: an increase of $0.13 million in warrant liabilities and a decrease of $0.13 million in the amount of common stock subject to redemption.

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company (Continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (‘ASC’) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 12,437,761 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs

Offering costs consists of underwriting, legal, accounting, and other expenses incurred through the Public Offering that are directly related to the Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative warrant liabilities (Continued)

The 203,440 Private Warrants (as defined at Note 4) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

Net Loss Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company had not considered the effect of the warrants sold in the Public Offering (including the consummation of the full over-allotment option) and private placement to purchase shares of common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share for the period from January 15, 2021 (commencement of operations) through March 31, 2021, basic and diluted for shares of common stock were calculated by dividing the net loss of $12,210 by the weighted average number of 5,208,491 shares of common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period ended March 31, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 ─ PUBLIC OFFERING

On March 25, 2021, the Company closed on the sale of 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Public Warrants"). Each whole Public Warrant offered in the Offering is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (see Note 7).

On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of approximately $8.44 million.

NOTE 4 ─ PRIVATE UNITS

Concurrently with the closing of the Public Offering, the Sponsor and the underwriters purchased an aggregate of 390,000 Private Units generating gross proceeds of $3.90 million in aggregate in a private placement. Each private unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Private Warrants”). Each whole Private Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7 and Note 8).

As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, the Sponsor and the underwriters and its designees purchased an additional 16,879 Private Units, at a purchase price of $10.00 per Private Unit.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of common stock (the “Founder Shares”).

On March 22, 2021, the Sponsor returned to the Company for no consideration, an aggregate of 862,500 Founder Shares, resulting in a decrease in the Founder Shares from 4,312,500 to 3,450,000, (up to 450,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full) (See Note 6).

Furthermore, 250,000 shares of common stock (“Representative Shares”) were issued to the underwriters and their designees (“Representative”), in addition to the number of Representative Shares issued to the initial stockholders. On March 22, 2021, 50,000 Representative Shares were returned by the Representative to the Company, for no consideration, resulting in an aggregate of 200,000 Representative Shares outstanding and held by the underwriters and their designees.

On March 30, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited.

Founder Shares are subject to lock-up until the earlier of (A) 180 days after the completion of the Company’s initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after the Company’s initial business combination that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Promissory Note — Related Party

On November 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $194,339 was outstanding under the Promissory Note as of March 31, 2021. The Promissory Note is non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Public Offering.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, no Working Capital Loans were outstanding.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of $0.77 million, that was refunded to the Sponsor at March 26, 2021.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month in the aggregate for up to 24 months for office space, utilities and secretarial and administrative support. Services commenced on the effectiveness of the registration statement for the Public Offering and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the period ended March 31, 2021, the Company incurred $10,000 for these services, of which such amount is included in the operating costs on accompanying statement of operations.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Registration Rights

The holders of the Founder Shares and Representative Shares (as defined in Note 5), as well as the holders of the Private Units (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow.

The holders of a majority of the Representative Shares (defined at Note 5), Private Units and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part.

The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of Public Offering to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions.

The underwriters received an underwriting discount of $0.20 per unit, or $2.40 million in the aggregate, paid at the closing of the Public Offering.

On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 Units at $10.00 per Unit.

In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the underwriters were paid an additional cash underwriting discount of approximately $0.17 million.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement (Continued)

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Public Offering (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On March 31, 2021, the Company issued 4,562,500 shares of common stock to the Sponsor and the underwriters and its designees. On March 22, 2021, the Sponsor and the underwriters effected a surrender of 862,500 and 50,000 shares of common stock to the Company, respectively, for no consideration. This resulted in a decrease in the total number of shares of common stock outstanding from 4,562,500 to 3,650,000. All shares and associated amounts have been retroactively restated to reflect the share surrender.

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As at March 31, 2021, there were 16,661,800 shares of common stock issued or outstanding, including 12,437,761 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

Public Warrants

The Public Warrants will become exercisable at any time commencing 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Public Warrants (Continued)

If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Representative Shares

In January 2021, the Company issued to EarlyBirdCapital and its designees, 250,000 Representative Shares.

On March 22, 2021, 50,000 Representative Shares were returned by EarlyBirdCapital and its designees to the Company, for no consideration. This resulted in a decrease in the total number of Representative Shares outstanding from 250,000 to 200,000.

The Company accounted for the Representative Shares as an offering cost of the Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,449 based upon the price of the Founder Shares issued to the Sponsor.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities were not sold during the Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Public Offering, except to any underwriter and selected dealer participating in the Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

NOTE 8 ─ DERIVATIVE WARRANTS LIABILITIES

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 ─ FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from decrease in the fair value of liabilities of $6,103 presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$128,439,871	$—	$—
	$128,439,871	$—	$—

Liabilities:
Derivative warrant liabilities - Private	—	—	128,167
	$—	$—	$128,167

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The estimated fair value of the Private Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of March 25, 2021
Exercise Price	$11.50	$11.50
Stock Price	9.57	9.67
Volatility	11.3%	11.3%
Probability of completing a Business Combination	88.3%	88.3%
Term (in years)	6.49	6.51
Risk-free rate	1.28%	1.17%

The change in the fair value of the derivative warrant liabilities for the period ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at March 25,2021 (commencement of operations)	$—
Issuance of Private Warrants	134,270
Change in fair value of derivative warrant liabilities	(6,103)
Derivative warrant liabilities at March 31, 2021	$128,167

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Newbury Street Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Newbury Street Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (commencement of operations) through March 31, 2021, we had a net loss of $12,210, which consisted of formation costs and costs related to our initial public offering.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on March 25, 2021, we consummated the initial public offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 390,000 placement units at a price of $10.00 per placement unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $3,900,000. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of $8,439,370. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 placement units at a price of $10.00 per placement unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $168,790.

Following the initial public offering and the private placement, a total of $128,439,370 was placed in the trust account. We incurred $3,006,105 in transaction costs, including $2,568,790 of underwriting fees and $437,315 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee of up to $4,200,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination. We will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures [Company to review and update with auditor]

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our initial public offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the final prospectus for our initial public offering, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our future financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment and determined to classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly as a result of factors which are outside of our control. We expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and those amounts could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On March 25, 2021, we consummated the initial public offering of 12,000,000 units. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units. The units sold in the initial public offering and the partial exercise of over-allotment option were sold at an offering price of $10.00 per unit, generating total gross proceeds of $128,439,370. EarlyBirdCapital, Inc. acted as sole book-running manager of our initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252602). The Securities and Exchange Commission declared the registration statement effective on March 22, 2021.

Simultaneous with the consummation of our initial public offering and the partial exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 406,879 units at a price of $10.00 per placement unit, generating total proceeds of $4,068,790. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement units are identical to the units sold in the initial public offering, except as otherwise disclosed in the registration statement.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the placement units, $128,439,370 was placed in the trust account.

We paid a total of $2,568,787.40 in underwriting discounts and commissions and $437,315 for other offering costs related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and EBC, as representative of the several underwriters.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Warrant Agreement, dated March 22, 2021, by and between the Company and CST, as warrant agent. (1)
10.1	Letter Agreement, dated March 22, 2021, by and among the Company, its officers, its directors, and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated March 22, 2021, by and between the Company and CST, as trustee. (1)
10.3	Registration Rights Agreement, dated March 22, 2021, by and between the Company, the Sponsor and EBC. (1)
10.4	Administrative Support Agreement, dated March 22, 2021, by and between the Company and the Sponsor. (1)
10.5.1	Private Placement Units Purchase Agreement, dated March 22, 2021, by and between the Company and the Sponsor. (1)
10.5.2	Private Placement Units Purchase Agreement, dated March 22, 2021, by and between the Company and EBC. (1)
10.6	Stock Escrow Agreement, dated March 22, 2021, by and between the Company and CST. (1)
10.7	Business Combination Marketing Agreement, dated March 22, 2021, by and between the Company and EBC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form S-1 filed on March 15, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)