Form 10-Q
period 2021-06-30
Newbury Street Acquisition Corp
filed 2021-08-06
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2021, there were 16,661,800 shares of common stock, $0.0001 par value, issued and outstanding.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet as of June 30, 2021	1

Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021	2

Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021	3

Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021	4

Notes to Unaudited Condensed Financial Statements	5

1

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

As of June 30, 2021

ASSETS
Current Assets
Cash	$737,705
Prepaid expenses - current	210,733
Total Current Assets	948,438

Cash held in Trust Account	128,444,462
Prepaid expenses - non-current	144,993
Total Assets	$129,537,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Promissory note - related party	$188,532
Total Current Liabilities	188,532

Derivative warrant liabilities	154,614
Total Liabilities	343,146

Commitments and Contingencies
Common stock subject to possible redemption; 12,419,475 shares (at approximately $10.00 per share)	124,194,746

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,242,325 shares issued and outstanding	424
Additional paid-in capital	5,194,650
Accumulated deficit	(195,073)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders' Equity	$129,537,893

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		January 15, 2021
	Three Months	(commencement of
	Ended	operations) through
	June 30, 2021	June 30, 2021
Operating costs	$161,007	$182,786
Loss from operations	(161,007)	(182,786)
Other income:
Change in fair value of derivative warrant liabilities	(26,447)	(20,344)
Reclassification of warrants transaction costs	—	2,965
Dividend income	4,591	5,092
Net loss	$(182,863)	$(195,073)
Weighted average shares outstanding, basic and diluted	16,461,800	11,377,473
Basic and diluted net loss per share of common stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 15, 2021 (commencement of operations) through June 30, 2021

	Common Stock				Total
			Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Surrender of common stock by Sponsor	(862,500)	(86)	86	—	—
Sale of 12,843,937 Units, net of underwriting discounts and offering costs	12,843,937	1,284	128,438,086	—	128,439,370
Sale of 406,879 Private Units	406,879	41	4,068,749	—	4,068,790
Issuance of common stock to Representative	250,000	25	(25)	—	—
Surrender of common stock by Representative	(50,000)	(5)	5	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Offering Costs	—	—	(3,009,070)	—	(3,009,070)
Initial classification of derivative warrant liabilities	—	—	(134,270)	—	(134,270)
Change in value of common stock subject to possible redemption	(12,437,761)	(1,244)	(124,376,365)	—	(124,377,609)
Net loss	—	—	—	(12,210)	(12,210)
Balance - March 31, 2021	4,224,039	$422	$5,011,789	$(12,210)	$5,000,001
Change in value of common stock subject to possible redemption	18,286	2	182,861	—	182,863
Net loss	—	—	—	(182,863)	(182,863)
Balance — June 30, 2021	4,242,325	$424	$5,194,650	$(195,073)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 15, 2021 (commencement of operations) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(195,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	20,344
Reclassification of warrants transaction costs	(2,965)
Changes in operating assets and liabilities:
Prepaid expenses - current	(210,733)
Prepaid expenses - non-current	(144,993)
Net cash used in operating activities	(533,420)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(128,444,462)
Net cash used in investing activities	(128,444,462)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	128,439,370
Proceeds from sale of Private Units	4,068,790
Proceeds from promissory note - related party	188,532
Payments of offering costs	(3,006,105)
Net cash provided by financing activities	129,715,587

Net Change in Cash	737,705
Cash - Beginning of period	—
Cash - End of period	$737,705

Non-cash investing and financing activities:
Issuance of Representative Shares	$20
Offering costs paid through promissory note – related party	$188,532
Initial classification of warrant liability	$134,270
Initial classification of common stock subject to possible redemption	$116,085,841
Change in value of common stock subject to possible redemption	$8,108,905

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (commencement of operations) through June 30, 2021 relates to the Company’s formation and the Public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On March 25, 2021, the Company closed its Public Offering of 12,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 390,000 units (each, a “Private Unit” and collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to its sponsor, Newbury Street Acquisition Sponsor LLC (the “Sponsor”) and EarlyBirdCapital Inc. (“EarlyBirdCapital”) that closed simultaneously with the closing of the Public Offering (as described in Note 4). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

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

As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares (defined at Note 5) have been forfeited.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Cash held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (‘ASC’) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2021, 12,419,475 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

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

As of June 30, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share for the period from January 15, 2021 (commencement of operations) through June 30, 2021, basic and diluted for shares of common stock were calculated by dividing the net loss $195,073 by the weighted average number of 11,377,473 shares of common stock outstanding for the period.

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

There were no unrecognized tax benefits as of June 30, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period ended June 30, 2021.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Founder Shares are subject to lock-up until the earlier of (A) 180 days after the completion of the Company’s initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of its common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, the Founder Shares will be released.

Promissory Note — Related Party

On November 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $188,532 was outstanding under the Promissory Note as of June 30, 2021. The Promissory Note is non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the Public Offering.

Subsequent to the balance sheet date, the Promissory Note was paid off in full on July 30, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, no Working Capital Loans were outstanding.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of $0.77 million, that was refunded to the Sponsor on March 26, 2021.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month in the aggregate for up to 24 months for office space, utilities and secretarial and administrative support. Services commenced on the date effectiveness of the registration statement for the initial public offering and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the period ended June 30, 2021, the Company incurred $40,000 for these services, of which such amount is included in the operating costs on accompanying statements of operations.

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

Registration Rights

The holders of the Founder Shares and Representative Shares, as well as the holders of the Private Units (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow.

The holders of a majority of the Representative Shares, Private Units and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part.

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

The underwriters received to an underwriting discount of $0.20 per unit, or $2.40 million in the aggregate, paid at the closing of the Public Offering.

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

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of June 30, 2021, there were 16,661,800 shares of common stock issued or outstanding, including 12,419,475 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 ─ DERIVATIVE WARRANTS LIABILITIES

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period from January 15, 2021 (commencement of operations) through June 30, 2021, the Company recognized a gain to the statements of operations resulting from an increase in the fair value of liabilities of $20,344 presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$128,444,462	$—	$—
	$128,444,462	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$154,614
	$—	$—	$154,614

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of June 30, 2021
Exercise Price	$11.50
Stock Price	9.64
Volatility	12.2%
Probability of completing a Business Combination	90.0%
Term (in years)	6.24
Risk-free rate	1.08%

The change in the fair value of the derivative warrant liabilities for the period ended June 30, 2021, is summarized as follows:

Derivative warrant liabilities at March 25,2021	$—
Issuance of Private Warrants	134,270
Change in fair value of derivative warrant liabilities	20,344
Derivative warrant liabilities at June 30, 2021	$154,614

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to the balance sheet date, the Promissory Note was paid off in full on July 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Newbury Street Acquisition Corp. References to its “management” or its “management team” refer to its officers and directors, and references to the “Sponsor” refer to Newbury Street Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate its business combination using cash from the proceeds of the initial public offering and the sale of the private units, its capital stock, debt or a combination of cash, stock and debt.

All activity through June 30, 2021 relates to its formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Its only activities from commencement of operations through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of its business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $182,863, which consisted of general and administrative expenses, change in fair value of derivatives warrant liabilities and dividend income.

For the period from January 15, 2021 (commencement of operations) through June 30, 2021, we had a net loss of $195,073, which consisted of general and administrative expenses, change in fair value of derivatives warrant liabilities, reclassification of warrants transaction costs and dividend income.

Liquidity and Capital Resources

Until the consummation of the initial public offering, its only source of liquidity was an initial purchase of common stock by the Sponsor and loans from its Sponsor.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete its business combination. We may withdraw interest to pay taxes. To the extent that its capital stock or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, its Sponsor or an affiliate of its Sponsor or certain of its officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from its trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating its business. However, if its estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to its business combination. Moreover, we may need to obtain additional financing either to complete its business combination or because we become obligated to redeem a significant number of its public shares upon consummation of its business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of its business combination. If we are unable to complete its business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following its business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. as an advisor in connection with its business combination to assist us in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with its press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee of up to $4,200,000 for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination. We will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on its condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures [Company to review and update with auditor]

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including its principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, its principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, its disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on March 25, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, dated March 25, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to its Current Report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to its Current Report on Form S-1 filed on March 15, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORP.

Date: August 5, 2021	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)