Form 10-Q
period 2021-09-30
Newbury Street Acquisition Corp
filed 2021-11-16
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, there were 16,661,800 shares of common stock, $0.0001 par value, issued and outstanding.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet as of September 30, 2021	1

Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 15, 2021 (commencement of operations) through September 30, 2021	2

Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from January 15, 2021 (commencement of operations) through September 30, 2021	3

Unaudited Condensed Statement of Cash Flows for the period from January 15, 2021 (commencement of operations) through September 30, 2021	4

Notes to Unaudited Condensed Financial Statements	5

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

As of September 30, 2021

ASSETS
Current Assets
Cash	$495,088
Prepaid expenses - current	203,209
Total Current Assets	698,297

Cash held in Trust Account	128,446,115
Prepaid expenses - non-current	96,309
Total Assets	$129,240,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Derivative warrant liabilities	$101,720
Total Liabilities	101,720

Commitments and Contingencies
Common stock subject to possible redemption; 12,843,937 shares (at approximately $10.00 per share)	128,439,370
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382
Additional paid-in capital	956,251
Accumulated deficit	(257,002)
Total Stockholders’ Equity	699,631
Total Liabilities and Stockholders' Equity	$129,240,721

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		January 15, 2021
	Three Months	(commencement of
	Ended	operations) through
	September 30, 2021	September 30, 2021
Operating costs	$110,293	$293,079
Loss from operations	(110,293)	(293,079)
Other income:
Change in fair value of derivative warrant liabilities	52,894	32,297
Reclassification of warrants transaction costs	—	(2,965)
Dividend income	1,653	6,745
Net loss	$(55,746)	$(257,002)
Weighted average shares outstanding, basic and diluted, redeemable common stock	12,843,937	9,379,146
Basic and diluted net loss per share, redeemable common stock	$(0.00)	$(0.02)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,777,116
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 15, 2021 (commencement of operations) through September 30, 2021

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Sale of 406,879 Private Units	406,879	41	(41)	—	—
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Excess of cash received from sale of Private Units	—	—	3,774,265	—	3,774,265
Initial classification of derivative warrant liabilities	—	—	(5,317)	—	(5,317)
Fair value of Public Warrants	—	—	3,900,000	—	3,900,000
Accretion for common stock to redemption amount	—	—	(6,737,315)	—	(6,737,315)
Net loss	—	—	—	(201,256)	(201,256)
Balance - June 30, 2021	3,817,863	382	956,251	(201,256)	755,377
Net loss	—	—	—	(55,746)	(55,746)
Balance — September 30, 2021	3,817,863	$382	$956,251	$(257,002)	$699,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 15, 2021 (commencement of operations) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(257,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(32,297)
Warrants transaction costs	2,965
Changes in operating assets and liabilities:
Prepaid expenses	(299,518)
Net cash used in operating activities	(585,852)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(128,446,115)
Net cash used in investing activities	(128,446,115)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	128,439,370
Proceeds from sale of Private Units	4,068,790
Proceeds from promissory note - related party	188,532
Repayment of promissory note - related party	(188,532)
Payments of offering costs	(3,006,105)
Net cash provided by financing activities	129,527,055

Net Change in Cash	495,088
Cash - Beginning of period	—
Cash - End of period	$495,088

Non-cash investing and financing activities:
Issuance of Representative Shares	$20
Offering costs paid through promissory note – related party	$188,532
Initial classification of warrant liability	$134,017
Initial classification of common stock subject to possible redemption	$128,439,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

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

As of September 30, 2021, the Company had no operating activity. All activity for the period from January 15, 2021 (commencement of operations) through September 30, 2021 relates to the Company’s formation and the Public offering (“Public Offering”), which is described below, as well as the Company’s search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On March 25, 2021, the Company closed its Public Offering of 12,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 4 and the sale of 390,000 units (each, a “Private Unit” and collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to its sponsor, Newbury Street Acquisition Sponsor LLC (the “Sponsor”) and EarlyBirdCapital Inc. (“EarlyBirdCapital”) that closed simultaneously with the closing of the Public Offering (as described in Note 5). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

Transaction costs amounted to $3.00 million consisting of $2.57 million of cash paid for underwriting fees and $0.43 million of other offering costs (excluding prepaid expenses).

On March 30, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 843,937 Units, generating additional gross proceeds of approximately $8.44 million, and incurring additional cash underwriting fees of approximately $0.17 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 16,879 Private Units to the Sponsor and the underwriters, generating additional gross proceeds of approximately $0.17 million. A total of approximately $8.44 million of the net proceeds was deposited into a trust account (the “Trust Account”), bringing the aggregate proceeds held in the Trust Account to approximately $128.45 million.

As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares (defined at Note 6) has been forfeited.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

Upon the closing of the Public Offering on March 25, 2021, the Company deposited $120.00 million ($10.00 per Unit) from the proceeds of the Offering in the Trust Account, which are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On March 30, 2021, the underwriters exercised their over-allotment option in part (see Note 7). Accordingly, on March 30, 2021, the Company consummated the sale of an additional 843,937 Units, at $10.00 per Unit, and the sale of an additional 16,879 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $8.61 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $128.45 million.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares (defined at Note 6) and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

NOTE 2 ─ RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30,  2021, the Company concluded it should restate its financial statements to classify all common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and to recognize reclassification from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued financial statements will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The Company has restated its financial statements to classify all common stock subject to possible redemption as temporary equity and to record reclassification on the shares of common stock subject to possible redemption.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement

The impact of the restatement on the balance sheets for the Non-Reliance Periods is presented below. The restatement had no impact on net cash flows from operating and investing activities. The table below summarizes the changes to the previously issued financial information.

	As of June 30, 2021
	(UNAUDITED)
	As Previously	Restatement
	Reported	Adjustment	As Restated
BALANCE SHEET
Common stock subject to possible redemption (at approximately $10.00 per share)	$124,194,746	$4,244,624	$128,439,370

Common stock, $0.0001 par value	$424	$(42)	$382
Additional paid-in capital	5,194,650	(4,238,399)	956,251
Accumulated deficit	(195,073)	(6,183)	(201,256)
Total stockholders’ equity/(deficit)	$5,000,001	$(4,244,624)	$755,377

STATEMENT OF OPERATIONS
Weighted average shares outstanding, common stock	11,377,473	(11,377,473)	—
Basic and diluted net loss per share, common stock	$(0.02)	$0.02	$—
Weighted average shares outstanding, redeemable common stock	—	7,479,772	7,479,772
Basic and diluted net loss per share, redeemable common stock	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, non-redeemable common stock	—	3,897,701	3,897,701
Basic and diluted net loss per share, non-redeemable common stock	$—	$(0.02)	$(0.02)

	As of March 31, 2021
	(UNAUDITED)
	As Previously	Restatement
	Reported	Adjustment	As Restated
BALANCE SHEET
Common stock subject to possible redemption (at approximately $10.00 per share)	$124,377,609	$4,061,761	$128,439,370

Common stock, $0.0001 par value	$422	$(40)	$382
Additional paid-in capital	5,011,789	(4,055,538)	956,251
Accumulated deficit	(12,210)	(6,183)	(18,393)
Total stockholders’ equity/(deficit)	$5,000,001	$(4,061,761)	$938,240

STATEMENT OF OPERATIONS
Weighted average shares outstanding, common stock	5,208,491	(5,208,491)	—
Basic and diluted net loss per share, common stock	$(0.00)	$0.00	$—
Weighted average shares outstanding, redeemable common stock	—	971,252	971,252
Basic and diluted net loss per share, redeemable common stock	$—	$(0.00)	$(0.00)
Weighted average shares outstanding, non-redeemable common stock	—	4,237,239	4,237,239
Basic and diluted net loss per share, non-redeemable common stock	$—	$(0.00)	$(0.00)

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

	As of March 25, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
BALANCE SHEET
Common stock subject to possible redemption (at approximately $10.00 per share)	$116,085,841	$3,914,159	$120,000,000

Common stock, $0.0001 par value	$443	$(39)	$404
Additional paid-in capital	5,001,401	(4,042,820)	958,581
Accumulated deficit	(1,843)	—	(1,843)
Total stockholders’ equity/(deficit)	$5,000,001	$(4,042,859)	$957,142

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

Common Stock Subject to Possible Redemption

All of the 12,843,937 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the shares of common stock subject to possible redemption and included as temporary equity are as follows:

Gross proceeds	$128,439,370
Less:
Proceeds allocated to public warrants	(4,174,280)
Common stock issuance costs	(3,003,140)
Plus:
Accretion of carrying value to redemption value	7,177,420
Contingently redeemable common stock	$128,439,370

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Accordingly, offering costs totaling $3.00 million have been charged to stockholders’ equity (consisting of $2.57 million of cash underwriting discount and $0.43 million of other cash offering costs).

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

The 203,440 Private Warrants (as defined at Note 5) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of common stock subject to redemption and the shares of common stock not subject to redemption by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,625,409 shares of common stock in the aggregate.

	For the Period from
	January 15, 2021
	(commencement
	of operations)	For the Three
	through	Months Ended
	September 30, 2021	September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(180,011)	$(42,972)
Denominator:
Weighted average shares outstanding, redeemable common stock	9,379,146	12,843,937
Basic and diluted net loss per share, redeemable common stock	$(0.02)	$(0.00)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(76,991)	$(12,774)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,777,116	3,817,863
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.00)

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

There were no unrecognized tax benefits as of September 30, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The provision for income taxes was deemed to be de minimis for the period ended September 30, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 4 – PUBLIC OFFERING

On March 25, 2021, the Company closed on the sale of 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant offered in the Offering is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (see Note 8).

On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of approximately $8.44 million.

NOTE 5 – PRIVATE UNITS

Concurrently with the closing of the Public Offering, the Sponsor and the underwriters purchased an aggregate of 390,000 Private Units generating gross proceeds of $3.90 million in aggregate in a private placement. Each private unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Private Warrants”). Each whole Private Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8 and Note 9).

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of common stock (the “Founder Shares”).

On March 22, 2021, the Sponsor returned to the Company for no consideration, an aggregate of 862,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (See Note 8).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Furthermore, 250,000 shares of common stock (“Representative Shares”) were issued to the underwriters and their designees (“Representative”), in addition to the number of Founder Shares issued to the initial stockholders. On March 22, 2021, 50,000 Representative Shares were returned by the Representative to the Company, for no consideration, resulting in an aggregate of 200,000 Representative Shares outstanding and held by the underwriters and their designees. All shares and associated amounts have been retroactively restated to reflect the share surrender.

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

Promissory Note — Related Party

On November 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.30 million. The Promissory Note is non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the Public Offering.

The outstanding balance of $0.19 million was paid in full on July 30, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, no Working Capital Loans were outstanding.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of $0.77 million, that was refunded to the Sponsor on March 26, 2021.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month in the aggregate for up to 24 months for office space, utilities and secretarial and administrative support. Services commenced on the date effectiveness of the registration statement for the initial public offering and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the period ended September 30, 2021, the Company incurred $70,000 for these services, of which such amount is included in the operating costs on accompanying statements of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Public Offering to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.40 million in the aggregate, paid at the closing of the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement (Continued)

On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 Units at $10.00 per Unit.

In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the underwriters were paid an additional cash underwriting fee of approximately $0.17 million.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On January 20, 2021, the Company issued 4,562,500 non-redeemable shares of common stock to the Sponsor and the underwriters and its designees. On March 22, 2021, the Sponsor and the underwriters effected a surrender of 862,500 and 50,000 non-redeemable shares of common stock to the Company, respectively, for no consideration. This resulted in a decrease in the total number of non-redeemable shares of common stock outstanding from 4,562,500 to 3,650,000. All shares and associated amounts have been retroactively restated to reflect the share surrender.

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of September 30, 2021, there were 16,661,800 shares of common stock issued or

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

outstanding, including 12,843,937 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

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

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

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

SEPTEMBER 30, 2021

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

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

SEPTEMBER 30, 2021

NOTE 9 – DERIVATIVE WARRANTS LIABILITIES

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

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period from January 15, 2021 (commencement of operations) through September 30, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $32,297 presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds	$128,446,115	$—	$—
	$128,446,115	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$101,720
	$—	$—	$101,720

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021
Exercise price	$11.50
Stock price	9.64
Volatility	9.8%
Probability of completing a Business Combination	90.0%
Term (in years)	5.99
Risk-free rate	1.03%

The change in the fair value of the derivative warrant liabilities for the period ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at March 25,2021	$—
Issuance of Private Warrants	134,017
Change in fair value of derivative warrant liabilities	(32,297)
Derivative warrant liabilities at September 30, 2021	$101,720

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 11 – SUBSEQUENT EVENTS

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

All activity through September 30, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of  approximately $0.06 million, which consisted of general and administrative expenses, change in fair value of derivatives warrant liabilities and dividend income.

For the period from January 15, 2021 (commencement of operations) through September 30, 2021, we had a net loss of  approximately $0.26 million, which consisted of general and administrative expenses, change in fair value of derivatives warrant liabilities, warrants transaction cost and dividend income.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On March 25, 2021, we consummated the initial public offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the initial public offering, we consummated the sale of 390,000 placement units at a price of $10.00 per placement unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of  approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 placement units at a price of $10.00 per placement unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of  approximately $0.17 million.

Following the initial public offering and the private placement, a total of approximately $128.45 million was placed in the trust account. We incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee of up to $4.2 million for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination. We will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

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

Critical Accounting Policies

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of common stock subject to redemption and the shares of common stock not subject to redemption by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock that were sold as part of Units at the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of common stock subject to possible redemption issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

The Company restated its financial statements filed on Form 10-Q for June 30, 2021, and March 31, 2021, and Form 8-K as of March 25, 2021, to reclassify all the Company’s common stock subject to possible redemption in temporary equity. The restatements are described in the Note 2 of the accompanying financial statements.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related to accounting of complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on March 25, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, except as set forth below.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s Public Offering, the Company valued its common stock included in the units sold in the Public Offering subject to possible redemption. The Company previously determined the value of such shares of common stock to be equal to the redemption value of such shares, after taking into consideration the terms of the Company’s Second Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the common stock underlying the units issued during its Public Offeirng can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of such common stock subject to possible redemption should reflect the possible redemption of all such shares of such common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity, which has resulted in a restatement of the initial carrying value of the public shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

After consultation with our management and advisors, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 24, 2021 and August 6, 2021, respectively. This represents a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the restatements, the changes in accounting for our public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to its Current Report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to its Current Report on Form S-1 filed on March 15, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORP.

Date: November 16, 2021	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)