Form 10-K
period 2021-12-31
Newbury Street Acquisition Corp
filed 2022-03-31
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40251

Newbury Street Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-3985188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

121 High Street, Floor 3 Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 893-3057

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	NBSTU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	NBST	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	NBSTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2021, as reported on the NASDAQ Capital Market was $126,246,414.

As of March 30, 2022, there were 16,661,800 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” refers to our second amended and restated certificate of incorporation;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for the Company’s initial public offering;
●	“equity-linked securities” refers to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on March 25, 2021;

ii

●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding the holders of the representative shares);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” refer to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private units” are to the units purchased by our sponsor and EBC, with each private unit consisting of one private share and one-half of one private warrant;
●	“private shares” are to the shares of our common stock included within the private units purchased by our sponsor and EBC in the private placement;
●	“private warrants” are to the warrants included within the private units purchased by our sponsor and EBC in the private placement;
●	“private placement” are to the private placement of an aggregate of 406,897;
●	private units at a price of $10.00 per unit, for an aggregate purchase price of $4,068,970, which occurred simultaneously with the completion of our initial public offering and the exercise of the underwriters’ over-allotment option;
●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our offering or thereafter in the open market);
●	“public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our offering or thereafter in the open market), with one warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share;
●	“Registration Statement” are to the Form S-1 filed with the SEC February 1, 2021 (File No. 333-252602), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“representative shares” are to the 200,000 shares of our common stock issued to the representative and/or its designees at the closing of our initial public offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to our sponsor, Newbury Street Acquisition Sponsor LLC;
●	“trust account” are to the trust account in which an amount of $128,439,370 ($10.00 per unit) from the net proceeds of the sale of the units and private units in the initial public offering was placed following the closing of the initial public offering.
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our warrants, which includes the public warrants as well as the private warrants and any warrants included in the units issued upon conversion of working capital loans; and
●	“we,” “us,” “Company” or “our Company” are to Newbury Street Acquisition Corporation.

iii

PART I

Item 1.Business.

Introduction

We are a blank check company incorporated on November 6, 2020 as a Delaware corporation and formed for the purpose of effecting an initial business combination. While we may pursue an acquisition or business combination target in any business or industry, we intend to focus our search on a technology business in the consumer internet or media space, including sports and entertainment verticals, with enterprise values of approximately $500 million to $2.5 billion. In particular, we are focusing on disruptive, high growth companies with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades.

Our management team is composed of experienced dealmakers and highly regarded industry veterans in the consumer internet and media space. The management team has decades of experience investing into and operating innovative and transformative platforms in consumer internet and media, as well as scaling businesses into new geographies, especially Asia. We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and add value to the business post-business combination.

Our team represents a unique combination of operating, investing, financial and transactional experience. Our team has a strong track record of creating value for shareholders in multiple consumer internet and media companies that they have led, managed and/or invested in. Our team also has a history of making substantial non-control investments that allow existing teams to continue their growth.

We believe we are an attractive partner to a target company. Our team has an extensive history scaling businesses and improving public companies. We have a diverse and value-added network to source and find follow-on opportunities. Our team also has experience navigating the complexities of operating as a public company. Our view is that supportive capital and a long-term orientation will be attractive as a partner first mentality will differentiate us from competition. We intend to help our target company focus on sustainable long-term value creation post close, with a high return on reinvestment.

Initial Public Offering

On March 25, 2021, we consummated our initial public offering of 12,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $120.00 million.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 390,000 units to our sponsor and EarlyBirdCapital, Inc. (“EBC”), representative of the underwriters for our initial public offering, at a purchase price of $10.00 per private unit (340,000 units to our sponsor and 50,000 units to EBC), generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the exercise of the underwriters’ over-allotment option, our sponsor and EBC purchased an aggregate of 16,879 private units (14,715 units to our sponsor and 2,164 units to EBC), generating gross proceeds of $168,790 to the Company.

A total of $128.44 million, comprised of $125.87 million of the proceeds from the initial public offering and $2.57 million of the proceeds of the sale of the private units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Matthew Hong, our Chairman and the former Chief Operating Officer of Turner Sports, and seasoned executives Thomas Bushey, our Chief Executive Officer, and Kenneth King, our Chief Financial Officer. Mr. Bushey and Mr. King have decades of experience identifying, acquiring, investing in and operating businesses, and provide depth of knowledge in capital markets. We must complete our initial business combination by March 25, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 25, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Industry Opportunity

The Covid-19 pandemic has accelerated multiple trends that were already underway in the media, consumer, sports, and/or entertainment industries. Convergence among each of the four industries, strengthened by technology, has brought about opportunities for businesses to grow and attract consumers.

The global Video Streaming market was valued at $50.1 billion in 2020 and is expected to grow 20.4% from 2020 to 2027. The popularity of such platforms has increased as a result of economic lockdowns, and there is higher viewership demand for major video streaming platforms, with Over-The-Top (OTT) Media Services (i.e. media content delivered over the Internet without the involvement of a traditional cable provider) accounting for 40% of global Video Streaming revenues in 2019, higher than traditional cable and pay-TV. The high penetration of smart devices, like smart TV and smartphone, growing demand for Video on Demand (VoD) content, and a high rate of per-user payment are some of the major factors driving the OTT market. The surging percentage of viewing time going to OTT video content is also changing the global entertainment landscape. According to the Arizona-based Limelight Networks, globally, viewers spend an average of 6.8 hours per week consuming OTT video, with the United States topping the averages at 8.6 hours.

The sports industry has also been profoundly affected by the Covid-19 pandemic. Multiple sporting events in the United States have been delayed or outright cancelled. This has resulted in eSports filling in the void created by the disappearance of traditional sports on television, with positive responses from fans and consumers, being made possible by the prevalence of streaming services. Two such instances include the eNASCAR iRAcing Pro Invitational Series on Fox Sports 1, and the NBA 2K game between Phoenix Suns and Dallas Mavericks, which attracted 1.6 million and 221,000 viewers, respectively.

Additionally, the success of video streaming platforms has led to changes in the way studios release movies, as consumers watch more films from home on streaming video services. As a result, several studios have released movies in the form of Premium Video on Demand (PVoD) services. Deloitte found that 22% of consumers had paid to rent or watch a PVoD movie, and 90% of those said they would do so again. Viewership has also grown, with 35% of consumers saying that they’ve watched a PVoD release.

Our Business Strategy & Competitive Strengths

We focus our search for an initial business combination with private companies that have compelling unit economics combined with a clear path to positive operating cash flow. Our selection process is leveraging a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Significant Pipeline Acquisition Opportunities. We believe the combination of our officers’, directors’ and advisors’ broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms enables us to identify and evaluate compelling target businesses. Our officers and directors all remain active in identifying special opportunities and situations where there are clear catalysts for value transformation, solid growth trajectory and ability to scale beyond the domestic market.
●	Access a Wide Range of Global Opportunities. We believe the diverse, international experiences of our management team, advisors and sponsor provides us access to opportunities across multiple geographies. Our management team and advisors have previously invested in and built companies in North America, Europe and Asia, which offers additional growth vectors to a North American target and further areas to source potential follow-on targets.
●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will Be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, provides a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

●	Provide an Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative path to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.
●	Offer Solid Execution and Structuring Capability. We believe that our management team’s and sponsor’s combined industry expertise and reputation allows them to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.
●	Build and Operate Successful Multi-Billion Dollar Companies. Our management, board and advisors have decades of experience building and operating multibillion-dollar companies and have the ability to identify attractive candidates for our initial business combination. A distinguishing factor for our organization is the potential for any of our management, board or advisors to remain involved in an operating or board capacity of the newly public company post transaction. Our team has experience fostering relationships with sellers, capital providers and target management teams. Our team has also has experience integrating businesses acquired in mergers and acquisitions, and are capable of growing a business organically or inorganically if needed.
●	Strong and Stable Financial Position with Flexibility. With a trust account initially in the amount of approximately $128.44 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Acquisition Criteria

We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities and initially target businesses with enterprise values of approximately $500 million to $2.5 billion, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe has the following characteristics:

●	Benefits from a Public Currency and Access to Public Equity Markets. Access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.
●	Has a Strong Competitive Position and Growing Platform. We seek to acquire companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors.
●	Has an Ability to Scale beyond Domestic Market. We look for a company with a product or platform which can be relevant internationally. We aim to replicate the competitive advantages within new markets as we assist the company expand.

●	Operated by a Talented and Incentivized Management Team. We are focusing on companies with strong and experienced management teams that desire a significant equity stake in the post-business combination company. We seek to partner with a management team and/or sellers who are well-incentivized and aligned in an effort to create stockholder value.
●	Benefits from Our Ability to Structure Transaction to Unlock and Maximize Value. We look for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.
●	Has Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth.
●	In the Technology Industry and can Benefit from the Extensive Networks and Insights We Have Built. We seek targets that can use technology to drive operational improvements and efficiency gains or use technology solutions to differentiate offerings and enhance their strategic positions, and that will benefit from the extensive contacts our management team has built in such industries.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares, private shares and/or private warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. We currently do not have any specific transaction under consideration with a target business with which to consummate our initial business combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private units, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our sponsor, officers, directors, and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar business combination with us. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, there can be no assurance that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. Our principal means of identifying potential target businesses are through the extensive contacts and relationships of our sponsor, initial stockholders, officers, directors and advisors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EBC as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $300,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for redemptions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to redeem their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of our initial public offering, March 25, 2023, in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the representative shares and the private shares will not have redemption rights with respect to the representative shares and the private shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination. If we have not completed an initial business combination by March 25, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by March 25, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 24th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 24th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly by March 25, 2023, after 24 months from the closing of our initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.

Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by March 25, 2023, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated by March 25, 2023, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●	upon the consummation of our initial public offering, approximately $128.44 million was placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 121 High Street, Floor 3, Boston, MA 02110. The cost for this space is included in the $10,000 per-month fee to our sponsor. We are charged for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 25, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equal or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equal or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equal or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●as the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination; this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination;

●we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business;

●our expectations around the performance of a prospective target business or businesses may not be realized;

●we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●trust account funds may not be protected against third party claims or bankruptcy;

●an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●we have engaged EBC to assist us in connection with our initial business combination. EBC is entitled to receive a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds of our initial public offering only if we consummate our initial business combination. The private shares and private warrants purchased by EarlyBirdCapital or its designees and the representative shares will also be worthless if we do not consummate an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination;

●we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;

●our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;

●if we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●our private warrants are accounted for as liabilities and the changes in value of our private warrants could have a material effect on our financial results; and

●we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” given that, if the Company is unable to complete an initial business combination by March 25, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete an initial business combination before the mandatory liquidation date;

●our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine; and

●if the funds held outside of our trust account are insufficient to allow us to operate until at least March 25, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement filed with the SEC on February 1, 2021, and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and September 30, 2021 filed with the SEC on May 24, 2021 and November 11, 2021, respectively.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our executive offices are located at 121 High Street, Floor 3, Boston, MA 02110, and our telephone number is (617) 894-3057. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on The Nasdaq Stock Market LLC under the symbols NBSTU, NBST, and NBSTW, respectively. Our units commenced public trading on March 22, 2021, and our public shares and public warrants commenced separate public trading on April 16, 2021.

(b)Holders

On March 28, 2022, there were one holder of record of our public units, five holders of record of our shares of common stock, one holder of record of our public warrants and two holders of record of our private units.

(c)Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination is within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)Use of Proceeds from the Initial Public Offering

On March 25, 2021, the Company consummated its initial public offering of 12,843,937 units, including 843,937 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of approximately $128.44 million. EBC acted as sole book-running manager of our initial public offering. The securities in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252602). The Securities and Exchange Commission declared the registration statement effective on March 22, 2021. Simultaneously with the consummation of our initial public offering and the partial exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 406,879 units at a price of $10.00 per placement unit, generating total proceeds of $4,068,790. The private units are identical to the units sold in the initial public offering, except as otherwise disclosed in the registration statement. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of approximately $128.44 million of the proceeds from the initial public offering and the sale of the private units, was placed in a U.S.-based trust account at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid approximately $2.57 million in underwriting discounts and commissions and approximately $0.43 million for other offering costs related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 6.RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

All activity through December 31, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (commencement of operations) through December 31, 2021, we had a net loss of approximately $0.59 million, which consisted of dividend income of $9,458, change in fair value of over-allotment liability of approximately $0.71 million and change in fair value of warrant liabilities of $11,953 and offset by warrant transaction costs of $454, franchise tax expense of approximately $0.19 million and formation and operating costs of approximately $0.49 million.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.44 million in cash and no cash equivalents.

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the sponsor and loans from our sponsor.

On March 25, 2021, we consummated the initial public offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the initial public offering, we consummated the sale of 390,000 placement units at a price of $10.00 per private unit in a private placement to the sponsor and EBC, generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 placement units at a price of $10.00 per placement unit in a private placement to our sponsor and EBC, generating gross proceeds of approximately $0.17 million.

Following the initial public offering and the private placement, a total of approximately $128.44 million was placed in the trust account. We incurred $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

As of December 31, 2021, we had cash held in the trust account of approximately $128.45 million. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of approximately $0.44 million outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1.50 million of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private units.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. We have until March 25, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EBC a cash fee of up to $4.20 million for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination. We will also pay EB. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

Registration Rights

Pursuant to a registration rights agreement entered into on March 22, 2021, the holders of the founder shares and representative shares, as well as the holders of the private units (and underlying securities) and any units issued in payment of working capital loans made to us (and underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities.

The holders of a majority of the representative shares, private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Registration Statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Registration Statement.

The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the initial public offering to purchase up to 1,800,000 additional units to cover over-allotments, if any, at the public offering price less the underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.40 million in the aggregate, paid at the closing of the initial public offering. On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 units at $10.00 per unit. In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the underwriters were paid an additional cash underwriting fee of approximately $0.17 million.

Administrative Support Agreement

We have agreed to pay the sponsor a total of up to $10,000 per month in the aggregate for up to 24 months from the closing of the initial public offering, for office space, utilities and secretarial and administrative support. Services commenced on the effective date of the Registration Statement and will terminate upon the earlier of the consummation by us of a business combination or the liquidation of the Company. For the period from the effective date of the Registration Statement through December 31, 2021, we have incurred $90,000 for these services, of which such amount is included in the operating costs in the accompanying statement of operations.

Critical Accounting Policies

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. We apply the two-class method in calculating earnings per share. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the initial public offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the public warrants and private warrants collectively (“warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private warrants have been estimated using a Monte Carlo simulation model each measurement date.

Common Stock Subject to Possible Redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our shares of common stock that were sold as part of units in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on November 6, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private units held in the trust account at Morgan Stanley, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S.

government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Hong	49	Chairman
Thomas Bushey	42	Chief Executive Officer and Director
Kenneth King	35	Chief Financial Officer and Director
Jennifer Vescio	51	Director
Teddy Zee	64	Director

The experience of our directors and executive officers is as follows:

Matthew Hong has served as the Chairman of our board of directors since February 2021. From May 2008 to June 2019, Mr. Hong served in various roles, culminating in serving as the chief operating officer, between March 2017 and June 2019, of Turner Sports, a subsidiary of WarnerMedia and AT&T. In this role, he oversaw teams responsible for long-term business strategy, rights acquisitions, league partnerships, programming, marketing, revenue and sales inventory planning, and day-to-day operations for the division. In addition to his division-wide responsibilities, Mr. Hong oversaw the management of various sports businesses and properties including Bleacher Report, NBA TV, NBA Digital, NCAA Digital and March Madness Live, SI Digital, NASCAR.com, PGATOUR.com, PGA.com and PGA Championship Live, GOLF.com, and the B/R Live OTT offering.

Prior to Turner Sports, from January 2006 to May 2008, he served as vice president and general manager of interactive media at Thomson Learning. From November 1999 to January 2006, he served in multiple roles at AOL, including as executive director of business development and executive director of search. While at AOL, he architected and oversaw the company’s partnership with, and equity stake in, Google, and managed the search business across the AOL portfolio of properties.

Mr. Hong has been a director of Advocado, Inc., an adtech company since July 2020. He also serves as an advisor to NASCAR, since June 2020; SAS, a developer of analytics software, since December 2020; and Liquefy, a blockchain technology provider, since January 2020. He previously served on the board of directors of iStreamPlanet, a company that processes and delivers live video broadcasts over the Internet, between August 2015 and June 2019, and as a board observer of FanDuel, a gaming company, between June 2015 and October 2017. Mr. Hong received a JD, with honors, from Harvard Law School, and a BA in economics from NC State University. Mr. Hong is well qualified to serve on the board of directors due to his significant experience as a senior executive of media and internet companies.

Thomas Bushey has served as our Chief Executive Officer and director since November 2020. Mr. Bushey brings a wealth of experience from his two-decades long career as a successful investor, board member and capital allocator. He is the founder and has served as CEO of Sunderland Capital since 2015. Sunderland Capital is an operationally focused, long-term oriented investment firm with a focus on emerging technologies and the consumer Internet. Mr. Bushey has also served on the board of Ondas Holdings Inc. (Nasdaq: ONDS), a developer of private licensed wireless data networks for mission-critical industrial markets, since 2020. Prior to founding Sunderland Capital, he was a portfolio manager at Blackrock. Prior to Blackrock, Mr. Bushey was a senior analyst for Mayo Capital Partners and Millennium Partners. Mr. Bushey began his career as an analyst for Credit Suisse First Boston (“CSFB”) and later moved to HCI Equity Partners (Thayer Capital). At CSFB from 2002 to 2005, he executed and analyzed mergers, acquisitions, leveraged buyouts, divestitures, takeover defenses, restructurings and debt and equity financing for corporate clients and financial sponsors. Mr. Bushey has a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Bushey was selected to serve on the board of directors due to his significant investment banking and management experience.

Kenneth King has served as our Chief Financial Officer and director since November 2020. Mr. King has over 13 years of experience in venture building, venture capital, and mergers & acquisitions. Since 2019, Mr. King has been a founding partner of Cambium Grove Capital, a global asset management platform investing in venture, private equity and alternative credit. Between 2016 and 2018, Mr. King served as a special consultant at Yixia Technology (Miaopai), which acquired Tiantian, a mobile video application company that Mr. King co-founded in 2015, where he served as CEO, until the acquisition by Yixia Technology, in 2016. In 2011, Mr. King was also the first investor and founding member of Tessa Therapeutics, a Singapore- based biotechnology company backed by Temasek Holdings, where he served as COO until 2014. Mr. King started his career with Morgan Stanley’s Mergers and Acquisitions (M&A) Group in Hong Kong from 2008 to 2010, where he participated in buy-side, sell-side, and cross-border transactions across a wide range of industries and Asia-Pacific geographies. Mr. King graduated from Stanford University in 2008 with a B.A. in Economics and a M.S. in Management Science and Engineering. Mr. King was selected to serve on our board of directors due to his significant venture building, venture capital, and mergers & acquisitions experience.

Jennifer Vescio has served as a member of our board of directors since February 2021. Since 2019, Ms. Vescio has served as the global head of business development for Uber Technologies Inc. where she is responsible for launching new strategic initiatives, closing partnership deals and managing partner operations. Ms. Vescio is a principal of Awestruck Ventures, a venture and strategy consulting firm she co-founded in 2015, where she currently serves as an advisor, investor, strategy and management consultant to tech, entertainment, sports & digital media firms as well as an executive coach to CEOs and their teams. Ms. Vescio also served as a member of the board of directors of the PGA Tour, the organizer of the main professional golf tours played by men in the United States and North America, from 2015 to 2020. From 2017 to 2018, Ms. Vescio served as senior vice president, global head of corporate development and partnerships for Verizon Media where she focused on strategic growth, new business development, partnerships, and investments. From 2013 to 2016, she served as the head of global strategy and business development at eBay (NASDAQ: EBAY). While at eBay, she managed over $600 million in GMV (Global Merchandise Volume) through its partner network, which included partnerships with Samsung, HP, Yahoo!, Facebook, Pinterest, Twitter, and Telefonica. She also launched new strategic initiatives and incubated new businesses such as eBay Now, an on-demand local ordering and delivery platform which launched in San Francisco and New York. From 2010 to 2013, Ms. Vescio was the vice president of global business development at ESPN. In 2009, CBS hired Ms. Vescio to lead its strategy & business development efforts until 2011. During her time at CBS, Ms. Vescio led its digital content distribution strategy and signed partnerships with YouTube, DailyMotion, eBay, Hulu and Yahoo!. Ms. Vescio earned her Bachelor of Science degree in Psychology/Biology from Allegheny College and her MBA from the UCLA Anderson School of Management. She also holds her ICF and NCF certifications for executive coaching.

Teddy Zee has served as a member of our board of directors since February 2021. Best known for such films as Pursuit of Happyness, Hitch & Charlie’s Angels, Mr. Zee has been a film and television producer since May 2005, with over thirty years of experience in Hollywood. He has built an active global advisory and consulting practice across media and technology. He has previously served as president of Sony-based Overbrook Films from 2001 to 2005, president of Fox-based Davis Entertainment from 1997 to 2001, EVP at Columbia Pictures from 1990 to 1997, SVP at Paramount Pictures from 1985 to 1990. Since 1996, he is a member of Academy of Motion Picture Arts & Sciences (Oscars), Academy of Television Arts & Sciences (Emmys) and Producers Guild of America.

Mr. Zee has served as an advisor to Vizio, a leading HDTV maker and innovator in data & advertising around smart TVs, since August 2019; Ford Models, an international modelling agency, since July 2020; Tapas Media, a platform for creators of bite-sized comics and web-stories, since September 2020; PureForm Global, a biotech company that synthesizes CBD from oils in orange peels, since March 2020; Tarsus Entertainment between August 2019 and October 2020, which delivers government approved video games through IPTV and OTT in China; Watcha, a Korean streaming and data/analytics venture, since April 2018; Kooding, an e-commerce fashion and beauty platform, since January 2017; Pickit, the digital collectibles marketplace platform serving KPOP fans, since May 2020; and ParagonOne, a platform that manages internships for enterprises, since September 2015. Mr. Zee advised Biola University’s School of Cinema & Media Arts between December 2017 and June 2019; Oben, a Softbank-backed start-up that uses AI, computer vision and blockchain to deploy personal avatars for the masses, between September 2015 and January 2019; Meitu, the Chinese photo and video app company that went IPO in Hong Kong, between February 2015 and June 2016; Starmaker, the user generated music and video platform, between February 2016 and January 2017; and Ooyala, a leading online video platform company, between April 2013 and May 2015. Mr. Zee also served as head of creative, mobile technologies division for Rambus, between March 2012 and September 2013. Rambus acquired Silicon Valley interactive media start-up Mozaik Multimedia, where Mr. Zee had previously held the post of chief creative officer between September 2011 and March 2012. Mr. Zee earned an MBA from Harvard Business School and a BS from Cornell University.

Our Advisors

We intend to leverage the capabilities of our advisors to assist us with the sourcing and evaluation of potential acquisition candidates. We believe the relationships, experience and expertise of these advisors will provide us with additional access and insight into potential target companies. However, our advisors are not executive officers of our company and have no written advisory agreement with us, nor do they have any other employment arrangements with us. Moreover, our advisors will not be under any fiduciary obligation to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. Our advisors will not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Kenneth Ng serves as our senior advisor. He is the president and chief executive officer of Malacca Straits Acquisition Company Limited (Nasdaq: MLAC) and senior advisor of Bridgetown Holdings Limited (Nasdaq: BTWN), which in aggregate raised over $740 million of capital at their IPOs. Mr. Ng is also the founder and managing partner of Ark Pacific Capital Management Limited, an asset management company. Previously, Mr. Ng was an executive director and founding team member at Elliott Advisors (HK) Limited, the Asian arm of the global multi-strategy hedge fund Elliott Associates, and had previous roles at UBS AG and TPG Capital Asia.

Ted Seides serves as our senior advisor. He is the founder of Capital Allocators LLC, which he created in 2016 to explore best practices in the asset management industry from the perspective of asset owners, asset managers, and other relevant players. He hosts the Capital Allocators podcast, serves as an advisor to allocators and asset managers, helps asset managers convey their story through private podcasts, and educates investors.

From 2002 to 2015, Mr. Seides served as the president and co-chief investment officer of Protégé Partners LLC, a leading multibillion-dollar alternative investment firm he founded that invested in and seeded small hedge funds. In 2010, Mr. Seides was profiled in the book “Top Hedge Fund Investors.” In 2016, Mr. Seides authored “So You Want to Start a Hedge Fund: Lessons for Managers and Allocators.” Mr. Seides began his career in 1992 under the tutelage of David Swensen at the Yale University Investments Office.

Katie Soo serves as our advisor. Ms. Soo is currently the senior vice president and head of growth marketing for HBO Max, but she has had a broad range of roles which has led her to spearhead the marketing efforts for Warner Brothers Digital and also for the DC Universe. As senior vice president of marketing, Ms. Soo is responsible for overseeing marketing across the Warner Brothers Digital Networks (WBDN) portfolio to develop initiatives that promote the division and strengthen the relationship with consumers. Ms. Soo plays a key role in enhancing brand awareness and exploring opportunities that help innovate the way consumers experience content through WBDN’s wide portfolio of assets.

Previously, Ms. Soo was the vice president of consumer marketing at Fullscreen Media, overseeing originals and content marketing, social, and public relations. Before that, she was head of social at Hulu where she led efforts to innovate, create and scale the digital vision across brand, originals, content, and product. Prior to Hulu, Ms. Soo was an early hire at Dollar Shave Club where she served as head of social and created the startup’s marketing roadmap. Ms. Soo remains actively involved with several startups and is also recognized for her work in both creative storytelling and digital products. She serves on the Partner Advisory board of Pinterest. Ad Age has Ms. Soo on their 40 under 40 list.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

The term of office of Class A directors, consisting of Jennifer Vescio will expire at our first annual meeting of stockholders. The term of office of Class B directors, consisting of Teddy Zee and Matthew Hong, will expire at the second annual meeting of stockholders. The term of office of Class C directors, consisting of Kenneth King and Thomas Bushey, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chief Executive Officers, a Chief Financial Officer, a Secretary, and such other offices as may be determined by the board of directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Matthew Hong, Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Matthew Hong qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Matthew Hong, Jennifer Vescio and Teddy Zee. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics is available on the SEC website, www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.  Our code of ethics is available, free of charge, to any stockholder upon written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of the Registration Statement through the acquisition of a target business or our liquidation of the trust account, we have and will pay, our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $300,000 loan made by our sponsor to us, no compensation or fees of any kind is or will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it is up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,661,800 shares of our common stock issued and outstanding as of March 28, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this Report.

			Approximate
	Number of		Percentage
	Shares		of Outstanding
	Beneficially		Shares of
Name and Address of Beneficial Owner (1)	Owned		Common Stock
Matthew Hong	—	(2)	—
Thomas Bushey	3,565,669	(2)	21.4%
Kenneth King	3,565,669	(2)	21.4%
Jennifer Vescio	—	(3)	—
Teddy Zee	—	(3)	—

All directors and executive officers as a group (five individuals)	3,565,669		21.4%
5% or More Holders
Newbury Street Acquisition Sponsor LLC	3,565,669	(2)	21.4%
Linden Capital L.P.(4)	1,126,034		6.8%
Magnetar Financial LLC (5)	1,098,921		6.6%

*     less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Newbury Street Acquisition Corporation, 121 High Street, Floor 3, Boston, MA 02110. The business address of EarlyBirdCapital is 366 Madison Avenue, New York, New York 10017.
(2)	Represents securities held by Newbury Street Acquisition Sponsor LLC, our sponsor, of which Thomas Bushey and Kenneth King are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Thomas Bushey and Kenneth King.
(3)	Does not include any securities held by Newbury Street Acquisition Sponsor LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	According to a Schedule 13G/A filed with the SEC on February 4, 2022, the listed shares of common stock are owned by Linden Capital and one or more separately managed accounts. Linden GP is the general partner of Linden Capital, and Linden Advisors LP is the investment manager of Linden Capital and trading advisor or investment advisor for the managed accounts. Siu Min Wong is the principal owner and controlling person of Linden Advisors and Linden GP. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Siu Min Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(5)	According to a Schedule 13G filed with the SEC on January 21, 2022, the listed shares of common stock are by Magnetar Financial LLC (“Magnetar Financial”). Magnetar Financial serves as the investment adviser to the Magnetar funds. These funds include Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”) , Magnetar Discovery Master Fund Ltd ("Discovery Master Fund"), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC ("Lake Credit Fund"), Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Alec N. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

On January 20, 2021, the Company issued 4,562,500 shares of common stock to our sponsor and EBC and its designees for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. Approximately 4,312,500 shares of common stock were issued to the sponsor and approximately 250,000 shares were issued to EBC and its designees. On March 22, 2021, our sponsor and EBC effected a surrender of 862,500 and 50,000 shares of common stock to the Company, respectively, for no consideration. This resulted in a decrease in the total number of shares of common stock outstanding from 4,562,500 to 3,650,000.

On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 units at $10.00 per unit. As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 founder shares has been forfeited by the sponsor.

Our sponsor has purchased an aggregate of 354,715 private units and EBC has purchased an aggregate of 52,164 private units, at a price of $10.00 per unit, for an aggregate purchase price of $ 4,068,970 in a private placement that occurred simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private units are identical to the units sold in this offering except that the private warrants included in the private units: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of their permitted transferees. Once the private warrants are transferred to anyone other than a permitted transferee, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants. Our sponsor and EBC have agreed not to transfer, assign or sell any of the private shares and the private warrants (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares and the private warrants will likely be worthless. If the Company does not complete a business combination by March 25, 2023, the proceeds from the sale of the private units will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our founder shares issued and outstanding on the date of this Report, as well as the holders of the private shares, private warrants and any units our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a signed agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private shares, private warrants and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement filed on February 1, 2021. In addition, EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Registration Statement.

On November 23, 2020, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.30 million. The Promissory Note is non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the initial public offering. The outstanding balance of $0.19 million was paid in full on July 30, 2021.

Our sponsor has agreed that, commencing on the effective date of the Registration Statement and ending on the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person. For the period from the effectiveness of the Registration Statement through December 31, 2021, the Company incurred $90,000 for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and repayment of the $300,000 loan, no compensation or fees of any kind is or will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Matthew Hong, Jennifer Vescio and Teddy Zee is each considered an “independent director” under the Nasdaq listing rules Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $44,290. The aggregate fees of Marcum LLP related to audit services in connection with our initial public offering totaled approximately $46,350. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from January 15, 2021 (commencement of operations) through December 31, 2021 we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the period from January 15, 2021 (commencement of operations) through December 31, 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the period from January 15, 2021 (commencement of operations) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements
(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary

Not applicable.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-K FOR THE PERIOD FROM JANUARY 15, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NEWBURY STREET ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Newbury Street Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Newbury Street Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination, if the Company is unable to complete a Business Combination by the close of business on March 25, 2023, the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2022

NEWBURY STREET ACQUISITION CORPORATION

BALANCE SHEET

As of December 31, 2021

ASSETS
Current Assets
Cash	$435,936
Prepaid expenses - current	195,684
Total Current Assets	631,620

Cash held in Trust Account	128,448,828
Prepaid expenses - non-current	47,625
Total Assets	$129,128,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$85,650
Franchise tax payable	192,329
Total Current Liabilities	277,979

Derivative warrant liabilities	122,064
Total Liabilities	400,043

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 12,843,937 shares (at approximately $10.00 per share)	128,439,370

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382
Additional paid-in capital	882,581
Accumulated deficit	(594,303)
Total Stockholders’ Equity	288,660
Total Liabilities and Stockholders' Equity	$129,128,073

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period from January 15, 2021 (Commencement of operations) through December 31, 2021

Formation and operating costs	$494,090
Franchise tax expense	192,329
Loss from operations	(686,419)
Other income (expense):
Change in fair value of derivative warrant liabilities	11,953
Warrant transaction costs	(454)
Change in fair value of over-allotment liability	71,159
Dividend income	9,458
Net loss	$(594,303)

Weighted average shares outstanding, basic and diluted, redeemable common stock	10,292,501
Basic and diluted net loss per share, redeemable common stock	$(0.04)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,787,858
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from January 15, 2021 (Commencement of operations) through December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Proceeds from the sale of 406,879 Private Units	406,879	41	3,921,421	—	3,921,462
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Proceeds from Initial Public Offering Costs allocated to the Public Warrants	—	—	4,077,029	—	4,077,029
Accretion for common stock to redemption amount	—	—	(7,069,369)	—	(7,069,369)
Change in fair value of over-allotment liability	—	—	(71,159)	—	(71,159)
Net loss	—	—	—	(594,303)	(594,303)
Balance - December 31, 2021	3,817,863	$382	$882,581	$(594,303)	$288,660

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from January 15, 2021 (commencement of operations) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(594,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,953)
Warrant transaction costs	454
Dividends earned from Trust Account	(9,458)
Change in fair value of over-allotment liability	(71,159)

Changes in operating assets and liabilities:
Prepaid expenses - current	(195,684)
Prepaid expenses - non-current	(47,625)
Accrued expenses	85,650
Franchise tax payable	192,329
Net cash used in operating activities	(651,749)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	(128,439,370)
Net cash used in investing activities	(128,439,370)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	125,870,580
Proceeds from sale of Private Units	4,068,790
Proceeds from promissory note – related party	188,532
Repayment of promissory note – related party	(188,532)
Payments of offering costs	(437,315)
Net cash provided by financing activities	129,527,055

Net Change in Cash	435,936
Cash - Beginning of period	—
Cash - End of period	$435,936

Non-cash investing and financing activities:
Issuance of Representative Shares	$20
Offering costs paid through promissory note – related party	$188,532
Initial classification of warrant liability	$134,017
Initial classification of common stock subject to possible redemption	$128,439,370

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

While the Company may pursue an acquisition or business combination target in any business or industry, the Company intends to focus our search on a technology business in the consumer internet or media space, including sports and entertainment verticals. In particular, the Company shall focus on disruptive, high growth companies with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had no operating activity. All activity for the period from January 15, 2021 (commencement of operations) through December 31, 2021 relates to the Company’s formation and the public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On March 25, 2021, the Company closed its Public Offering of 12,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 390,000 units (each, a “Private Unit” and collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to our sponsor, Newbury Street Acquisition Sponsor LLC (the “Sponsor”) and EarlyBirdCapital Inc. (“EarlyBirdCapital”) that closed simultaneously with the closing of the Public Offering (as described in Note 4). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

Transaction costs amounted to $3.00 million consisting of $2.57 million of cash paid for underwriting fees and $0.43 million of other offering costs (excluding prepaid expenses).

On March 30, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 843,937 Units, generating additional gross proceeds of $8.44 million, and incurring additional cash underwriting fees of $0.17 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 16,879 Private Units to the Sponsor and the underwriters, generating additional gross proceeds of approximately $0.17 million. A total of $8.44 million of the net proceeds was deposited into a trust account (the “Trust Account”), bringing the aggregate proceeds held in the Trust Account to $128.44 million.

As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares (defined at Note 5) has been forfeited.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account, at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On March 30, 2021, the underwriters exercised their over-allotment option in part (see Note 6). Accordingly, on March 30, 2021, the Company consummated the sale of an additional 843,937 Units, at $10.00 per Unit, and the sale of an additional 16,879 Private Units, at $10.00 per Private Unit, generating total gross proceeds of $8.61 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $128.44 million.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern

As of December 31, 2021, the Company had $0.44 million in its operating bank account, $128.45 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $0.35 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 25, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At December 31, 2021, the Company had $128.45 million of assets held in Trust Account held in Treasury Bills and $108 of cash held in Trust Account.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2021, the shares of common stock subject to possible redemption and included as temporary equity are as follows:

Gross proceeds	$128,439,370
Less:
Proceeds allocated to public warrants	(4,174,280)
Common stock issuance costs	(2,895,089)
Plus:
Accretion of carrying value to redemption value	7,069,369
Contingently redeemable common stock	$128,439,370

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders’ deficit based on the relative value of the shares of common stock and the warrants, to the proceeds received from the Units sold upon the completion of the Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Public Offering that were directly related to the Public Offering. The Company incurred offering costs amounting to $3.00 million as a result of the Public Offering consisting of $2.57 million of cash underwriting discount and $0.43 million of other offering costs. As such, the Company recorded $2.90 million of offering costs as a reduction of temporary equity, $0.10 million of offering costs as a reduction of permanent equity and $454 of offering cost as reduction in the statement of operations.

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

As of December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the Period from
January 15, 2021
(commencement
of operations)
through
December 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(434,425)
Denominator:
Weighted average shares outstanding, redeemable common stock	10,292,501
Basic and diluted net loss per share, redeemable common stock	$(0.04)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(159,878)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,787,858
Basic and diluted net loss per share, non-redeemable common stock	$(0.04)

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions as of December 31, 2021.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying statement of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 ─ PUBLIC OFFERING

On March 25, 2021, the Company closed on the sale of 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant offered in the Offering is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of $8.44 million.

In connection with the Initial Public Offering, the Company granted the underwriters an option to purchase 1,800,000 shares of the Company’s common stock at the Initial Public Offering price, or $10.00 per share, for 45 days commencing on October 25, 2021 (grant date). Since this option extended beyond the closing of the Initial Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and March 30, 2021 and expiration amount recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at March 30, 2021 (refer to Note 10 for fair value information).

NOTE 4 ─ PRIVATE UNITS

Concurrently with the closing of the Public Offering, the Sponsor and the underwriters purchased an aggregate of 390,000 Private Units generating gross proceeds of $3.90 million in aggregate in a private placement. Each private unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable warrant (the “Private Warrants”). Each whole Private Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8).

As a result of the underwriters’ election to partially exercise their over-allotment option on March 30, 2021, the Sponsor and the underwriters and its designees purchased an additional 16,879 Private Units, at a purchase price of $10.00 per Private Unit.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of common stock (the “Founder Shares”).

On March 22, 2021, the Sponsor returned to the Company for no consideration, an aggregate of 862,500 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share surrender (See Note 7).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Furthermore, 250,000 shares of common stock (“Representative Shares”) were issued to the underwriters and their designees (“Representative”), in addition to the number of Founder Shares issued to the initial stockholders. On March 22, 2021, 50,000 Founder Shares were returned by the Representative to the Company, for no consideration, resulting in an aggregate of 200,000 Founder Shares outstanding and held by the underwriters and their designees. All shares and associated amounts have been retroactively restated to reflect the share surrender.

On March 30, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited.

Founder Shares are subject to lock-up until the earlier of (A) 180 days after the completion of the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s initial business combination that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, the Founder Shares will be released.

Promissory Note – Related Party

On November 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.30 million. The Promissory Note is non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the Public Offering.

The total outstanding balance of $0.19 million was paid in full on July 30, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of $0.77 million, that was refunded to the Sponsor on March 26, 2021.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 24 months from the closing of the Public Offering for office space, utilities and secretarial and administrative support. Services commenced on the date the registration statement went effective for the initial public offering. For the period ended December 31, 2021, the Company incurred $90,000 for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

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

Registration Rights

Pursuant to a registration rights agreement entered into on March 22, 2021, the holders of the Founder Shares and Representative Shares, as well as the holders of the Private Units (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement (Continued)

On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 Units at $10.00 per Unit.

In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the underwriters were paid an additional cash underwriting fee of $0.17 million.

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

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On March 31, 2021, the Company issued 4,562,500 shares of common stock to the Sponsor and the underwriters and its designees. On March 22, 2021, the Sponsor and the underwriters effected a surrender of 862,500 and 50,000 shares of common stock to the Company, for no consideration. This resulted in a decrease in the total number of shares of common stock outstanding from 4,562,500 to 3,650,000. All shares and associated amounts have been retroactively restated to reflect the share surrender.

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of December 31, 2021, there were shares of common stock issued and outstanding, excluding 12,843,937 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 9 ─ INCOME TAX

The following table presents the current and deferred income tax provision income taxes:

Current tax provision:
Federal	$—
State	—
—
Deferred tax provision:
Federal	(142,162)
State	—
Change in valuation allowance	142,162
—
Total provision for income taxes:	$—

Significant components of the Company’s net deferred tax asset at December 31, 2021 are as follows:

Deferred tax assets:
Net Operating Loss	$38,541
Start up costs	103,621
Total gross deferred tax assets	142,162
Valuation allowance	(142,162)
Net deferred tax assets	$—

Deferred tax liabilities:
Total deferred tax liabilities	$—

Total	$—

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 ─ INCOME TAX (Continued)

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes at December 31, 2021 follows:

Expected tax at 21%	$(124,804)
State income tax, net of federal tax	—
Change in fair value of derivatives	(17,454)
Warrant transaction costs	96
Change in valuation allowance	142,162

Provision for income taxes	$—

As of December 31, 2021, the Company has a $183,530 U.S. federal net operating loss carryover which was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $142,162.

The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The Company is subject to examination by US federal and Massachusetts tax authorities for tax year ending December 31, 2021.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 ─ FAIR VALUE MEASUREMENTS

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

The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the period from January 15, 2021 (commencement of operations) through December 31, 2021, the Company recognized a gain to the statements of operations resulting from an decrease in the fair value of liabilities of $11,953 presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,448,828	$—	$—
	$128,448,828	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$122,064
	$—	$—	$122,064

As of December 31, 2021, there was $108 of cash that was held in the Trust Account.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 ─ FAIR VALUE MEASUREMENTS (Continued)

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

Exercise price	$11.50
Stock price	9.71
Volatility	10.4%
Probability of completing a Business Combination	90.0%
Term (in years)	5.74
Risk-free rate	1.32%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2021, is summarized as follows:

Derivative warrant liabilities at March 25, 2021	$—
Issuance of Private Warrants	134,017
Change in fair value of derivative warrant liabilities	(11,953)
Derivative warrant liabilities at December 31, 2021	$122,064

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 ─ FAIR VALUE MEASUREMENTS (Continued)

Over-Allotment Liability

The Company used a Black-Scholes option pricing model to estimate the fair value of the over-allotment liability of $114,259 as of March 25, 2021. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of common stock, and one-half of a Public Warrant), first to the Public Warrants and over-allotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The over-allotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to its remaining contractual term.

The change in the fair value of the over-allotment liability for the period from January 15, 2021 (Commencement of operations) through December 31, 2021 is summarized as follows:

Over-allotment option at March 25, 2021	$114,259
Change in fair value of over-allotment option transfer to statement of operations	(71,159)
Transfer to additional paid-in capital upon exercise of over-allotment option	(43,100)
Over-allotment option at December 31, 2021	$—

NOTE 11 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and EBC, as representative of the several underwriters. (3)
1.2	Form of Business Combination Marketing Agreement. (2)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1).
4.1	Warrant Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Common Stock Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement dated March 22, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement dated March 22, 2021, by and between the Company, the sponsor and EBC. (3)
10.4	Administrative Support Agreement dated March 22, 2021, by and between the Company and the sponsor. (3)
10.5.1	Private Placement Units Purchase Agreement dated March 22, 2021, by and between the Company and the sponsor. (3)
10.5.2	Private Placement Units Purchase Agreement dated March 22, 2021, by and between the Company and EBC. (3)
10.6	Stock Escrow Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (3)
10.7	Business Combination Marketing Agreement dated March 22, 2021, by and between the Company and EBC. (3)
10.8	Promissory Note. (1)
10.9	Founder Securities Subscription Agreement between the Registrant and Newbury Street Acquisition Sponsor LLC. (1)
10.10	Form of Indemnification Agreement. (2)
14	Code of Ethics (2).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021.
(2)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 15, 2021.
(3)	Incorporated herein by reference to the applicable exhibit to the Company’s Form 8-K, filed with the SEC on March 26, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	NEWBURY STREET ACQUISITION CORPORATION

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Bushey	Chief Executive Officer	March 31, 2022
Thomas Bushey	(Principal Executive Officer)

/s/ Kenneth King	Chief Financial Officer	March 31, 2022
Kenneth King	(Principal Financial and Accounting Officer)

/s/ Matthew Hong	Chairman	March 31, 2022
Matthew Hong

/s/ Jennifer Vescio	Director	March 31, 2022
Jennifer Vescio

/s/ Teddy Zee	Director	March 31, 2022
Teddy Zee