Form 10-Q
period 2022-03-31
Newbury Street Acquisition Corp
filed 2022-05-16
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40251

NEWBURY STREET ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3985188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 High Street, Floor 3 Boston, MA
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

As of May 13, 2022, there were 16,661,800 shares of common stock, $0.0001 par value, issued and outstanding.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)		1

Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through March 31, 2021 (unaudited)		2

Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through March 31, 2021 (unaudited)		3

Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through March 31, 2021 (unaudited)		4

Notes to Condensed Financial Statements (unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Control and Procedures	28

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	32

SIGNATURES		33

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$13,087	$435,936
Prepaid expenses - current	193,148	195,684
Other receivable	5,000	—
Total Current Assets	211,235	631,620

Cash held in Trust Account	128,452,262	128,448,828
Prepaid expenses - non-current	—	47,625
Total Assets	$128,663,497	$129,128,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$72,645	$85,650
Related party payable	480	—
Franchise tax payable	50,000	192,329
Total Current Liabilities	123,125	277,979

Derivative warrant liabilities	54,929	122,064
Total Liabilities	178,054	400,043

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 12,843,937 shares (at approximately $10.00 per share)	128,439,370	128,439,370

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382	382
Additional paid-in capital	882,581	882,581
Accumulated deficit	(836,890)	(594,303)
Total Stockholders’ Equity	46,073	288,660
Total Liabilities and Stockholders’ Equity	$128,663,497	$129,128,073

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
		January 15, 2021
	Three Months	(commencement of
	Ended	operations) through
	March 31, 2022	March 31, 2021
Formation and operating costs	$277,656	$21,779
Franchise tax expense	50,000	—
Loss from operations	(327,656)	(21,779)
Other income (expense):
Change in fair value of derivative warrant liabilities	67,135	5,850
Warrants transaction costs	—	(2,965)
Dividend income	12,934	501
Other income	5,000	—
Net loss	$(242,587)	$(18,393)

Weighted average shares outstanding, basic and diluted, redeemable common stock	12,843,937	971,252
Basic and diluted net loss per share, redeemable common stock	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	4,237,239
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(242,587)	(242,587)
Balance - March 31, 2022	3,817,863	$382	$882,581	$(836,890)	$46,073

For the Period from January 15, 2021 (commencement of operations) through March 31, 2021

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Sale of 406,879 Private Units	406,879	41	(41)	—	—
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Excess of cash received from sale of Private Units	—	—	3,774,265	—	3,774,265
Initial classification of derivative warrant liabilities	—	—	(5,317)	—	(5,317)
Fair value of Public Warrants	—	—	3,900,000	—	3,900,000
Accretion for common stock to redemption amount	—	—	(6,737,315)	—	(6,737,315)
Net loss	—	—	—	(18,393)	(18,393)
Balance - March 31, 2021	3,817,863	$382	$956,251	$(18,393)	$938,240

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from
		January 15, 2021
		(commencement of
	Three Months Ended	operations) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(242,587)	$(18,393)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Change in fair value of derivative warrant liabilities	(67,135)	(5,850)
Warrants transaction costs	—	2,965
Dividend earned from Trust Account	(12,934)	(501)

Changes in operating assets and liabilities:
Prepaid expenses - current	2,536	(218,175)
Prepaid expenses - non-current	47,625	(193,148)
Other receivable	(5,000)	—
Accrued expenses	(13,005)	—
Related party payable	480	—
Franchise tax payable	(142,329)	—
Net cash used in operating activities	(432,349)	(433,102)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(128,439,370)
Transfer from Trust Account	9,500	—
Net cash provided by/(used in) investing activities	9,500	(128,439,370)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	125,870,580
Proceeds from sale of Private Units	—	4,068,790
Proceeds from promissory note – related party	—	194,339
Payments of offering costs	—	(437,315)
Net cash provided by financing activities	—	129,721,394

Net Change in Cash	(422,849)	848,922
Cash - Beginning of period	435,936	—
Cash - End of period	$13,087	$848,922

Non-cash investing and financing activities:
Issuance of Representative Shares	$—	$20
Offering costs paid through promissory note – related party	$—	$194,339
Initial classification of warrant liability	$—	$134,017
Initial classification of common stock subject to possible redemption	$—	$128,439,370

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2022, the Company had no operating activity. All activity for the period from January 15, 2021 (commencement of operations) through March 31, 2022 relates to the Company’s formation and the public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

On March 25, 2021, the Company closed its Public Offering of 12,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units, the “Public Shares”) which is discussed in Note 3 and the sale of 390,000 units (each, a “Private Unit” and collectively, the “Private Units”) at a price of $10.00 per Private Unit in a private placement to its sponsor, Newbury Street Acquisition Sponsor LLC (the “Sponsor”) and EarlyBirdCapital Inc. (“EarlyBirdCapital” or “EBC”) that closed simultaneously with the closing of the Public Offering (as described in Note 4).

Transaction costs amounted to approximately $3.00 million consisting of approximately $2.57 million of cash paid for underwriting fees and approximately $0.43 million of other offering costs (excluding prepaid expenses).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account, excluding taxes payable on the income earned on the trust account at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On March 30, 2021, the underwriters exercised their over-allotment option in part (see Note 6). Accordingly, on March 30, 2021, the Company consummated the sale of an additional 843,937 Units, at $10.00 per Unit, and the sale of an additional 16,879 Private Units, at $10.00 per Private Unit, generating total gross proceeds of approximately $8.61 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $128.44 million.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.01 million in its operating bank account, approximately $128.45 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of approximately $0.09 million.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from January 15, 2021 (commencement of operations) through December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At March 31, 2022, the Company had approximately $128.45 million of assets held in Trust Account held in Treasury Bills. At December 31, 2021, the Company had approximately $128.45 million of assets held in Trust Account held in Treasury Bills and $108 of cash held in Trust Account.

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

No such adjustments were recorded as of March 31, 2022.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders’ deficit based on the relative value of the shares of common stock and the warrants, to the proceeds received from the Units sold upon the completion of the Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Public Offering that were directly related to the Public Offering. The Company incurred offering costs amounting to approximately $3.00 million as a result of the Public Offering consisting of approximately $2.57 million of cash underwriting discount and approximately $0.43 million of other offering costs. As such, the Company recorded approximately $2.90 million of offering costs as a reduction of temporary equity, approximately $0.10 million of offering costs as a reduction of permanent equity and $454 of offering cost as reduction in the statement of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

		For the Period from
		January 15, 2021
	Three Months	(commencement of
	Ended	operations) through
	March 31, 2022	March 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(187,001)	$(3,430)
Denominator:
Weighted average shares outstanding, redeemable common stock	12,843,937	971,252
Basic and diluted net loss per share, redeemable common stock	$(0.01)	$(0.00)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(55,586)	$(14,963)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	4,237,239
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)

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

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions as of March 31, 2022 and December 31, 2021.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2022 and December 31, 2021.

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

NOTE 3 – PUBLIC OFFERING

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

In connection with the Public Offering, the Company granted the underwriters an option to purchase 1,800,000 shares of the Company’s common stock at the initial public offering price, or $10.00 per share, for 45 days commencing on March 25, 2021 (grant date). Since this option extended beyond the closing of the Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and March 30, 2021 and expiration amount recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at March 30, 2021 (refer to Note 9 for fair value information).

NOTE 4 – PRIVATE UNITS

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – PRIVATE UNITS (Continued)

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 – RELATED PARTY TRANSACTIONS

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

The total outstanding balance of approximately $0.19 million was paid in full on July 30, 2021.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, no Working Capital Loans were outstanding.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of approximately $0.77 million, that was refunded to the Sponsor on March 26, 2021.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 24 months from the closing of the Public Offering for office space, utilities and secretarial and administrative support. Services commenced on the date the registration statement went effective for the initial public offering. For the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through March 31, 2021, the Company incurred $30,000 and $10,000, respectively for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Registration Rights (Continued)

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. At March 31, 2022 and December 31, 2021, there were 3,817,863 shares of common stock issued and outstanding, excluding 12,843,937 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

Public Warrants (Continued)

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – DERIVATIVE WARRANTS LIABILITIES

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

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date. For the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through December 31, 2021, the Company recognized a gain to the statements of operations resulting from an decrease in the fair value of liabilities of $67,135 and $11,953, respectively presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2022, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,452,262	$—	$—
	$128,452,262	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$54,929
	$—	$—	$54,929

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,448,828	$—	$—
	$128,448,828	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$122,064
	$—	$—	$122,064

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.75	9.71
Volatility	3.9%	10.4%
Probability of completing a Business Combination	90.0%	90.0%
Term (in years)	5.99	5.74
Risk-free rate	2.38%	1.32%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2022, is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$122,064
Change in fair value of derivative warrant liabilities	(67,135)
Derivative warrant liabilities at March 31, 2022	$54,929

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 3, 2022, the Company issued a promissory note for up to approximately $400,000 (the “Note”) to the Sponsor. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. Moreover, the principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the “Conversion Units”) at a conversion price of $10 per units. Each Conversion Unit consists of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. The Conversion Units shall be identical to the Private Units.

Additionally, the Note entitles the Sponsor to two demand registrations unlimited piggyback registration rights for the Conversion Units (including underlying securities), which rights are the same as the registration rights provided under the Registration Rights Agreement.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate the Company’s business combination using cash from the proceeds of the initial public offering and the sale of the private units, the Company’s capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2022 relates to the Company’s formation, initial public offering, and search for a prospective initial business combination target.

Factors That May Adversely Affect the Company’s Results of Operations

The Company’s results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and the Company’s ability to complete an initial business combination.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through March 31, 2022 were organizational activities, initial public offering, and search for a prospective initial business combination target. The Company does not expect to generate any operating revenues until after the completion of its business combination. The Company generates non-operating income in the form of interest income on marketable securities held in the trust account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended March 31, 2022, the Company had a net loss of approximately $0.24 million, which consisted of dividend income of $12,934, other income of $5,000, change in fair value of warrant liabilities of $67,135 and offset by franchise tax expense of approximately $0.05 million and operating costs of approximately $0.28 million.

For the period from January 15, 2021 (commencement of operations) through March 31, 2021, the Company had a net loss of approximately $0.02 million, which consisted of dividend income of $501, change in fair value of warrant liabilities of $5,850 and offset by warrant transaction costs of $2,965 and formation and operating costs of approximately $0.02 million.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $0.01 million in cash and no cash equivalents.

Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from its Sponsor.

On March 25, 2021, the Company’s consummated the initial public offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the initial public offering, the Company consummated the sale of 390,000 private units at a price of $10.00 per private unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 private units at a price of $10.00 per private unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of approximately $0.17 million.

Following the initial public offering and the private placement, a total of approximately $128.44 million was placed in the trust account. The Company incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

As of March 31, 2022, the Company had cash held in the trust account of approximately $128.45 million. The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete its business combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of March 31, 2022, the Company had cash of approximately $0.01 million outside of the trust account. The Company intends to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Company’s Sponsor or an affiliate of the Company’s Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company may repay such loaned amounts out of the proceeds of the trust account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the Company’s trust account would be used for such repayment. Up to $1.50 million of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, the Company has until March 25, 2023 to consummate a business combination. If a business combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a business combination on or before March 25, 2023, it is uncertain whether the Company will be able to consummate a business combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

On May 3, 2022, the Company issued a Note to the Sponsor. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. Moreover, the principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”').

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the “Conversion Units”') at a conversion price of $10 per unit. Each Conversion Unit consists of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. The Conversion Units shall be identical to the Private Units.

Additionally, the Note entitles the Sponsor to two demand registrations unlimited piggyback registration rights for the Conversion Units (including underlying securities), which rights are the same as the registration rights provided under the Registration Rights Agreement.

Going Concern

In connection with its assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the ability to continue as a going concern. The Company has until March 25, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. the Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. as an advisor in connection with its business combination to assist it in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital, Inc. a cash fee of up to $4.2 million for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination. The Company will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

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

The holders of a majority of the representative shares, private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Registration Statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination; provided, however, that EarlyBirdCapital, Inc. may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Registration Statement.

The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the initial public offering to purchase up to 1,800,000 additional units to cover over-allotments, if any, at the public offering price less the underwriting discounts and commissions.

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

Administrative Support Agreement

The Company agreed to pay the sponsor a total of up to $10,000 per month in the aggregate for up to 24 months from the closing of the initial public offering, for office space, utilities and secretarial and administrative support. Services commenced on the effective date of the Registration Statement and will terminate upon the earlier of the consummation by us of a business combination or the liquidation of the Company. For the three months ended March 31, 2022 and for the period from January 15, 2021 (commencement of operations) through March 31, 2021, the Company has incurred $30,000 and $10,000, respectively for these services, of which such amount is included in the formation and operating costs on accompanying statements of operations.

Critical Accounting Estimates

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the initial public offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

The Company accounts for the public warrants and private warrants collectively (“warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to its own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of its control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for the common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock that were sold as part of units in the initial public offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Our internal control over financial reporting did not result in the proper accounting classification of common stock subject to possible redemption issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

The Company restated its financial statements included in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021, and March 31, 2021, and Current Report on Form 8-K as of March 25, 2021, to reclassify all the Company’s common stock subject to possible redemption in temporary equity.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022, the Company’s final prospectus as filed with the SEC on March 25, 2021, and the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021 and the quarter ended September 30, 2021 as filed with the SEC on November 16, 2021.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
10.1*	Promissory Note, dated May 3, 2022, issued to the Newbury Street Acquisition Sponsor LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to its Current Report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to its Current Report on Form S-1 filed on March 15, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)