Form 10-Q
period 2022-06-30
Newbury Street Acquisition Corp
filed 2022-08-08
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40251

NEWBURY STREET ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-3985188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 High Street, Floor 3 Boston, MA, 02110
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

As of August 8, 2022, there were 16,661,800 shares of common stock, $0.0001 par value, issued and outstanding.

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Amended and Restated Certificate of Incorporation” are to the Amended and Restated Certificate of Incorporation of the Company (as defined below);
●	“ASC” are to the Accounting Standards Codification;
●	“ASU” are to the Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●“Company,” “we” or “us” are to Newbury Street Acquisition Corporation, a Delaware corporation;
●“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for the Company’s initial public offering;
●“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●“FASB” are to the Financial Accounting Standards Board;
●“Founder Shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;
●“GAAP” are to the accounting principles generally accepted in the United States of America;
●“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●“Jobs Act” are to the Jumpstart Our Business Startups Act of 2012;
●“management” or “management team” refer to our officers and directors;
●“Private Units” are to units sold in a private placement to the Sponsor (as defined below) and EBC, with each private unit consisting of one private share and one-half of one private warrant ;
●“Private Warrants” are to redeemable warrants consisted in the Private Units.
●“Public Shares” are to the shares of common stock included in the Units (as defined below) sold as part of the units in our public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●“Public Offering” are to the initial public offering consummated by the Company on March 25, 2021;
●“public stockholders” are to the holders of the outstanding Public Shares;
●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering;
●	the “Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;
●	“Representative Shares” are to the shares of common stock issued to the underwriters and their designees at the closing of our initial public offering.

●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC;
●	“Trust Account” are to the U.S.-based trust account in which the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering; and
●	“Units” are to the units sold in the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021		1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021 (Unaudited)		2

Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021 (Unaudited)		3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$11,196	$435,936
Prepaid expenses - current	144,993	195,684
Total Current Assets	156,189	631,620

Cash held in Trust Account	128,625,699	128,448,828
Prepaid expenses - non-current	—	47,625
Total Assets	$128,781,888	$129,128,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$84,283	$85,650
Related party payable	480	—
Income tax payable	4,066	—
Promissory note - related party	230,367	—
Franchise tax payable	22,908	192,329
Derivative warrant liabilities	26,447	—
Total Current Liabilities	368,551	277,979

Derivative warrant liabilities	—	122,064
Total Liabilities	368,551	400,043

Commitments and Contingencies (Note 4)
Common stock subject to possible redemption; 12,843,937 shares at redemption value	128,625,699	128,439,370

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382	382
Additional paid-in capital	696,252	882,581
Accumulated deficit	(908,996)	(594,303)
Total Stockholders' (Deficit) Equity	(212,362)	288,660
Total Liabilities and Stockholders' (Deficit) Equity	$128,781,888	$129,128,073

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from January
	For the Three Months	For the Three Months	For the Six Months	15, 2021 (Commencement of
	Ended	Ended	Ended	Operations) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$219,959	$161,007	$497,615	$182,786
Franchise tax expense	50,000	—	100,000	—
Loss from operations	(269,959)	(161,007)	(597,615)	(182,786)
Other income (expense):
Change in fair value of derivative warrant liabilities	28,482	(26,447)	95,617	(20,597)
Warrants transaction costs	—	—	—	(2,965)
Dividend income	173,437	4,591	186,371	5,092
Other income	—	—	5,000	—
Loss before income taxes	(68,040)	(182,863)	(310,627)	(201,256)
Income tax expense	(4,066)	—	(4,066)	—
Net loss	$(72,106)	$(182,863)	$(314,693)	$(201,256)

Weighted average shares outstanding, basic and diluted, redeemable common stock	12,843,937	12,843,937	12,843,937	7,447,262
Basic and diluted net loss per share, redeemable common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,817,863	3,817,863	4,019,398
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – December 31, 2021	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(242,587)	(242,587)
Balance — March 31, 2022 (unaudited)	3,817,863	382	882,581	(836,890)	46,073
Accretion for common stock to redemption amount	—	—	(186,329)	—	(186,329)
Net loss	—	—	—	(72,106)	(72,106)
Balance – June 30, 2022 (unaudited)	3,817,863	$382	$696,252	$(908,996)	$(212,362)

For the Period from January 15, 2021 (Commencement of Operations) through June 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Proceeds from the sale of 406,879 Private Units	406,879	41	3,934,732	—	3,934,773
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Proceeds from Public Offering allocated to the Public Warrants, net of offering costs	—	—	4,174,280	—	4,174,280
Accretion for common stock to redemption amount	—	—	(7,177,420)	—	(7,177,420)
Net loss	—	—	—	(18,393)	(18,393)
Balance - March 31, 2021 (unaudited)	3,817,863	382	956,251	(18,393)	938,240
Net loss	—	—	—	(182,863)	(182,863)
Balance - June 30, 2021 (unaudited)	3,817,863	$382	$956,251	$(201,256)	$755,377

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from
		January 15, 2021
	For the Six	(Commencement of
	Months Ended	Operations) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(314,693)	$(201,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(95,617)	20,597
Warrants transaction costs	—	2,965
Dividends earned from Trust Account	(186,371)	(5,092)

Changes in operating assets and liabilities:
Prepaid expenses - current	50,691	(210,733)
Prepaid expenses - non-current	47,625	(144,993)
Accrued expenses	(1,367)	—
Income tax payable	4,066	—
Related party payable	480	—
Franchise tax payable	(169,421)	—
Net cash used in operating activities	(664,607)	(538,512)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(128,439,370)
Transfer from Trust Account	9,500	—
Net cash provided by (used in) investing activities	9,500	(128,439,370)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	125,870,580
Proceeds from sale of Private Units	—	4,068,790
Proceeds from promissory note – related party	230,367	188,532
Payments of offering costs	—	(437,315)
Net cash provided by financing activities	230,367	129,715,587

Net Change in Cash	(424,740)	737,705
Cash - Beginning of period	435,936	—
Cash - End of period	$11,196	$737,705

Non-cash investing and financing activities:
Issuance of Representative Shares	$—	$20
Offering costs paid through promissory note – related party	$—	$188,532
Initial classification of warrant liability	$—	$134,017
Initial classification of common stock subject to possible redemption	$—	$128,439,370
Accretion for common stock to redemption amount	$186,329	$—

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

As of June 30, 2022, the Company had no operating activity. All activity for the period from January 15, 2021 (commencement of operations) through June 30, 2022 relates to the Company’s formation and the public offering (the “Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of dividend income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.01 million in its operating bank account, approximately $128.63 million of assets held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $0.21 million.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from January 15, 2021 (commencement of operations) through December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At June 30, 2022, the Company had approximately $128.63 million of assets held in Trust Account held in Treasury Bills. At December 31, 2021, the Company had approximately $128.45 million of assets held in Trust Account held in Treasury Bills.

Common Stock Subject to Possible Redemption

All of the 12,843,937 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	June 30,2022	December 31, 2021
Gross proceeds	$128,439,370	$128,439,370
Less:
Proceeds allocated to public warrants	(4,174,280)	(4,174,280)
Common stock issuance costs	(2,895,089)	(2,895,089)
Plus:
Accretion of carrying value to redemption value	7,255,698	7,069,369
Contingently redeemable common stock	$128,625,699	$128,439,370

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximated their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 203,440 Private Warrants are recognized as derivative liabilities in accordance with ASC Subtopic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

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

				For the Period from
				January 15, 2021
	For the Three	For the Three	For the Six	(Commencement of
	Months Ended	Months Ended	Months Ended	Operations) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(55,584)	$(140,962)	$(242,585)	$(130,710)
Denominator:
Weighted average shares outstanding, redeemable common stock	12,843,937	12,843,937	12,843,937	7,447,262
Basic and diluted net loss per share, redeemable common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(16,522)	$(41,901)	$(72,108)	$(70,546)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,817,863	3,817,863	4,019,398
Basic and diluted net loss per share, non-redeemable common stock	$(0.00)	$(0.01)	$(0.02)	$(0.02)

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

The Company recorded income tax expense of $4,066 based on activities through June 30, 2022, primarily as a result of investment income, partially offset by net operating losses.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of June 30, 2022 and December 31, 2021.

The Company recognizes interest and penalties related to unrecognized tax positions as income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2022 and December 31, 2021.

The effective tax rate was (5.98%) and 0% for the three months ended June 30, 2022 and 2021, respectively, and (1.31%) and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by promissory note.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans (Continued)

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, no Working Capital Loans were outstanding.

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the "Note") to the Sponsor, of which $0.23 million was outstanding under the Note as of June 30, 2022. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the "Conversion Units") at a conversion price of $10.00 per unit. Each Conversion Unit will consist of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. Since the unit includes half a warrant the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of a unit was greater than a public unit’s fair value as of June 30, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to a unit is deminimis. As a result, the Company recorded zero liability related to the conversion option bifurcating the underlying warrant included in the unit. The Conversion Units shall be identical to the Private Units.

Additionally, the Note entitles the Sponsor to two demand registrations and unlimited piggyback registration rights for the Conversion Units (including underlying securities), which rights are the same as the registration rights provided under the registration rights agreement.

Related Party Payable

At the closing of the Public Offering, the Trust Account held an excess of approximately $0.77 million, that was refunded to the Sponsor on March 26, 2021.

As of June 30, 2022, an amount of $480 was payable to the Sponsor, in connection with the filing of tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month in the aggregate for up to 24 months, from the effective date of the registration statement for the Public Offering (the “Registration Statement”), for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the six months ended June 30, 2022, the Company paid $0.04 million and accrued $0.02 million for these services, of which such amounts are included in the operating costs on the accompanying condensed statements of operations.

For the period from January 15, 2021 (commencement of operations) through June 30, 2021, the Company paid $0.04 million for these services, of which such amount is included in the formation and operating costs on the accompanying condensed statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – DERIVATIVE WARRANTS LIABILITIES

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

NOTE 6 – FAIR VALUE MEASUREMENTS

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

For the three months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $28,482, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations and for the three months ended June 30, 2021, the Company recognized a loss resulting from an increase in the fair value of liabilities of $26,447, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

For the six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $95,617, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations and for the period from January 15, 2021 (Commencement of Operations) through June 30, 2021, the Company recognized a loss resulting from an increase in the fair value of liabilities of $20,597, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2022, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,625,699	$—	$—
	$128,625,699	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$26,447
	$—	$—	$26,447

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,448,720	$—	$—
	$128,448,720	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$122,064
	$—	$—	$122,064

As of December 31, 2021, there was $108 of cash that was held in the Trust Account.

Transfers to/from Levels 1, 2 and 3 were recognized at the end of the reporting period.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.75	9.71
Volatility	1.1%	10.4%
Probability of completing a Business Combination	90.0%	90.0%
Term (in years)	5.74	5.74
Risk-free rate	2.98%	1.32%

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$122,064
Change in fair value of derivative warrant liabilities	(67,135)
Derivative warrant liabilities at March 31, 2022	54,929
Change in fair value of derivative warrant liabilities	(28,482)
Derivative warrant liabilities at June 30, 2022	$26,447

NOTE 7 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Newbury Street Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Newbury Street Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through June 30, 2022 relates to the Company’s formation, initial public offering, and search for a prospective initial business combination target.

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

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through June 30, 2022 were organizational activities, initial public offering, and search for a prospective initial business combination target. The Company does not expect to generate any operating revenues until after the completion of its business combination. The Company generates non-operating income in the form of dividend income on marketable securities held in the trust account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended June 30, 2022, the Company had a net loss of approximately $0.07 million, which consisted of dividend income of approximately $0.17 million and change in fair value of warrant liabilities of approximately $0.03 million, offset by franchise tax expense of approximately $0.05 million, income tax expense of $4,066 and operating costs of approximately $0.22 million.

For the three months ended June 30, 2021, the Company had a net loss of approximately $0.18 million, which consisted of dividend income of $4,591, offset by change in fair value of warrant liabilities of approximately $0.03 million and formation and operating costs of approximately $0.16 million.

For the six months ended June 30, 2022, the Company had a net loss of approximately $0.31 million, which consisted of dividend income of approximately $0.19 million, change in fair value of warrant liabilities of approximately $0.10 million and other income of $5,000, offset by franchise tax expense of approximately $0.10 million, income tax expense of $4,066 and operating costs of approximately $0.50 million.

For the period from January 15, 2021 (commencement of operations) through June 30, 2021, the Company had a net loss of approximately $0.20 million, which consisted of dividend income of $5,092, offset by change in fair value of warrant liabilities of approximately $0.02 million, warrant transaction costs of $2,965 and formation and operating costs of approximately $0.18 million.

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $0.01 million in cash and no cash equivalents.

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

As of June 30, 2022, the Company had assets held in the trust account of approximately $128.63 million. The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete its business combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2022, the Company had cash of approximately $0.01 million outside of the trust account. The Company intends to use the funds held outside the trust account and any proceeds from borrowings primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On May 3, 2022, the Company issued a promissory note for up to approximately $0.40 million (the “Note”) to the Sponsor, of which $0.23 million was outstanding under the Note as of June 30, 2022. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

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

Additionally, the Note entitles the Sponsor to two demand registrations and unlimited piggyback registration rights for the Conversion Units (including underlying securities), which rights are the same as the registration rights provided under the registration rights agreement.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, the Company has until March 25, 2023 to consummate a business combination. If a business combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a business combination on or before March 25, 2023, it is uncertain whether the Company will be able to consummate a business combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. the Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. as an advisor in connection with its business combination to assist it in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital, Inc. a cash fee of up to $4.2 million for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other Financial Industry Regulatory Authority members that assist us in identifying or consummating an initial business combination. The Company will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the initial public offering as a fee for introducing the Company to target companies for an initial business combination.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month in the aggregate for up to 24 months, from the effective date of the Registration Statement for the Public Offering of the Company, for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the six months ended June 30, 2022, the Company paid $0.04 million and accrued $0.02 million for these services, of which such amount is included in the operating costs on the accompanying condensed statements of operations.

For the period from January 15, 2021 (commencement of operations) through June 30, 2021, the Company paid $0.04 million for these services, of which such amount is included in the formation and operating costs on the accompanying condensed statements of operations.

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

Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic 815-15.

The Company accounts for the Public Warrants and Private Warrants collectively (“warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in FASB ASC Topic 815, Derivatives and Hedging. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to its own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of its control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Private Warrants are recognized as derivative liabilities in accordance with ASC Subtopic 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

Common Stock Subject to Possible Redemption

The Company accounts for the common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock that were sold as part of units in the initial public offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022, the Company’s final prospectus as filed with the SEC on March 25, 2021, and the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, the quarter ended September 30, 2021 as filed with the SEC on November 16, 2021, and the quarter ended March 31, 2022 as filed with the SEC on May 16, 2022.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation.  As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining

CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated May 3, 2022, issued to the Newbury Street Acquisition Sponsor LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to its Quarterly Report on Form 10-Q filed on May 16, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Date: August 8, 2022	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)