Form 10-Q
period 2022-09-30
Newbury Street Acquisition Corp
filed 2022-11-10
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 16,661,800 shares of common stock, $0.0001 par value, issued and outstanding.

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
●“Public Offering” are to the initial public offering consummated by the Company on March 25, 2021;
●“public stockholders” are to the holders of the outstanding Public Shares;
●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering;
●	the “Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;
●	“Representative Shares” are to the shares of common stock issued to the underwriters and their designees at the closing of our initial public offering.

●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” or “SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC;
●	“Trust Account” are to the U.S.-based trust account in which the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering; and
●	“Units” are to the units sold in the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021		1

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)		2

Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)		3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through September 30, 2021 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$369,615	$435,936
Prepaid expenses - current	96,309	195,684
Total Current Assets	465,924	631,620

Cash held in Trust Account	128,906,405	128,448,828
Prepaid expenses - non-current	—	47,625
Total Assets	$129,372,329	$129,128,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$575,205	$85,650
Related party payable	480	—
Income tax payable	92,209	—
Promissory note - related party	399,903	—
Franchise tax payable	34,362	192,329
Derivative warrant liabilities	14,241	—
Total Current Liabilities	1,116,400	277,979

Derivative warrant liabilities	—	122,064
Total Liabilities	1,116,400	400,043

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 12,843,937 shares at redemption value	128,906,405	128,439,370

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382	382
Additional paid-in capital	415,546	882,581
Accumulated deficit	(1,066,404)	(594,303)
Total Stockholders' (Deficit) Equity	(650,476)	288,660
Total Liabilities and Stockholders' (Deficit) Equity	$129,372,329	$129,128,073

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from January
	For the Three Months	For the Three Months	For the Nine Months	15, 2021 (Commencement of
	Ended	Ended	Ended	Operations) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$611,093	$110,293	$1,108,708	$293,079
Franchise tax expense	50,000	—	150,000	—
Loss from operations	(661,093)	(110,293)	(1,258,708)	(293,079)
Change in fair value of derivative warrant liabilities	12,206	52,894	107,823	32,297
Warrants transaction costs	—	—	—	(2,965)
Dividend income	579,622	1,653	765,993	6,745
Other income	—	—	5,000	—
Loss before provision for income taxes	(69,265)	(55,746)	(379,892)	(257,002)
Income tax expense	(88,143)	—	(92,209)	—
Net loss	$(157,408)	$(55,746)	$(472,101)	$(257,002)

Weighted average shares outstanding, basic and diluted, redeemable common stock	12,843,937	12,843,937	12,843,937	9,379,146
Basic and diluted net loss per share, redeemable common stock	$(0.01)	$(0.00)	$(0.03)	$(0.02)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,777,116
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)	$(0.03)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – December 31, 2021	3,817,863	$382	$882,581	$(594,303)	$288,660
Accretion for common stock to redemption amount	—	—	(186,329)	—	(186,329)
Net loss	—	—	—	(314,693)	(314,693)
Balance — June 30, 2022 (unaudited)	3,817,863	382	696,252	(908,996)	(212,362)
Accretion for common stock to redemption amount	—	—	(280,706)	—	(280,706)
Net loss	—	—	—	(157,408)	(157,408)
Balance – September 30, 2022 (unaudited)	3,817,863	$382	$415,546	$(1,066,404)	$(650,476)

For the Period from January 15, 2021 (Commencement of Operations) through September 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Proceeds from the sale of 406,879 Private Units	406,879	41	3,934,732	—	3,934,773
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Proceeds from Public Offering allocated to the Public Warrants, net of offering costs	—	—	4,174,280	—	4,174,280
Accretion for common stock to redemption amount	—	—	(7,177,420)	—	(7,177,420)
Net loss	—	—	—	(201,256)	(201,256)
Balance - June 30, 2021 (unaudited)	3,817,863	382	956,251	(201,256)	755,377
Net loss	—	—	—	(55,746)	(55,746)
Balance - September 30, 2021 (unaudited)	3,817,863	$382	$956,251	$(257,002)	$699,631

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from
		January 15, 2021
	For the Nine	(Commencement of
	Months Ended	Operations) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(472,101)	$(257,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	(107,823)	(32,297)
Warrants transaction costs	—	2,965
Dividend earned from Trust Account	(765,993)	—

Changes in operating assets and liabilities:
Prepaid expenses - current	99,375	(203,209)
Prepaid expenses - non-current	47,625	(96,309)
Accrued expenses	489,555	—
Income tax payable	92,209	—
Related party payable	480	—
Franchise tax payable	(157,967)	—
Net cash used in operating activities	(774,640)	(585,852)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(128,446,115)
Transfer from Trust Account	308,416	—
Net cash provided by (used in) investing activities	308,416	(128,446,115)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	128,439,370
Proceeds from sale of Private Units	—	4,068,790
Proceeds from promissory note – related party	399,903	188,532
Repayment of promissory note – related party	—	(188,532)
Payments of offering costs	—	(3,006,105)
Net cash provided by financing activities	399,903	129,527,055

Net Change in Cash	(66,321)	495,088
Cash - Beginning of period	435,936	—
Cash - End of period	$369,615	$495,088

Non-cash investing and financing activities:
Issuance of Representative Shares	$—	$20
Offering costs paid through promissory note – related party	$—	$188,532
Initial classification of warrant liability	$—	$134,017
Initial classification of common stock subject to possible redemption	$—	$128,439,370
Accretion for common stock to redemption amount	$467,035	$—

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

As of September 30, 2022, the Company had no operating activity. All activity for the period from January 15, 2021 (commencement of operations) through September 30, 2022 relates to the Company’s formation, its Public Offering and its search for targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income from the funds deposited in a trust account (the “Trust Account”). The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company will have up to 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.37 million in its operating bank account, approximately $128.91 million of assets held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $0.65 million.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from January 15, 2021 (commencement of operations) through December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At September 30, 2022, the Company had approximately $128.91 million of assets held in Trust Account held in Treasury Bills. At December 31, 2021, the Company had approximately $128.45 million of assets held in Trust Account held in Treasury Bills.

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

As of September 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	September 30, 2022	December 31, 2021
Gross proceeds	$128,439,370	$128,439,370
Less:
Proceeds allocated to public warrants	(4,174,280)	(4,174,280)
Common stock issuance costs	(2,895,089)	(2,895,089)
Plus:
Accretion of carrying value to redemption value	7,536,404	7,069,369
Contingently redeemable common stock	$128,906,405	$128,439,370

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximated their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

				For the Period from
				January 15, 2021
	For the Three	For the Three	For the Nine	(Commencement of
	Months Ended	Months Ended	Months Ended	Operations) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(121,340)	$(42,972)	$(363,924)	$(180,011)
Denominator:
Weighted average shares outstanding, redeemable common stock	12,843,937	12,843,937	12,843,937	9,379,146
Basic and diluted net loss per share, redeemable common stock	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(36,068)	$(12,774)	$(108,177)	$(76,991)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,777,116
Basic and diluted net loss per share, non-redeemable common stock	$(0.01)	$(0.00)	$(0.03)	$(0.02)

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

The Company recorded income tax expense of $92,209 based on activities through September 30, 2022, primarily as a result of investment income, partially offset by net operating losses.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying statement of operations. As of September 30, 2022, the Company does not have uncertain tax positions or interest and penalties related to uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was enacted into law. Among other changes to the tax code, the act imposes a 1% excise tax on certain repurchases of corporate stock by certain publicly traded corporations. The 1% stock buyback tax applies to redemptions by domestic corporations occurring in taxable years beginning after December 31, 2022. The stock buyback tax is applicable to certain SPAC redemptions, including in connection with a SPAC’s business combination. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, a number of exceptions to the stock buyback tax are available including exceptions to certain reorganizations; however, while these exceptions may be helpful in limiting the application of the stock buyback tax in situations in which it was not intended to apply, more guidance will be necessary for taxpayers to analyse the potential application of these exceptions and whether they will be able to rely upon them.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact onto the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

The effective tax rate was (127)% and 0% for the three months ended September 30, 2022 and 2021, respectively, and (24)% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, no Working Capital Loans were outstanding.

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the "Note") to the Sponsor, of which $0.4 million was outstanding under the Note as of September 30, 2022. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans (Continued)

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the "Conversion Units") at a conversion price of $10.00 per unit. Each Conversion Unit will consist of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. Since the unit includes half a warrant the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of a unit was greater than a public unit’s fair value as of September 30, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to a unit is de minimis. As a result, the Company recorded zero liability related to the conversion option bifurcating the underlying warrant included in the unit. The Conversion Units shall be identical to the Private Units.

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

As of September 30, 2022, an amount of $480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month in the aggregate for up to 24 months, from the effective date of the registration statement for the Public Offering (the “Registration Statement”), for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the nine months ended September 30, 2022, the Company paid $0.09 million for these services, of which such amount is included in the operating costs on the accompanying condensed statements of operations.

For the period from January 15, 2021 (commencement of operations) through September 30, 2021, the Company paid $0.06 million for these services, of which such amount is included in the formation and operating costs on the accompanying condensed statements of operations.

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

For the three months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $12,206, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations and for the three months ended September 30, 2021, the Company recognized a loss resulting from an increase in the fair value of liabilities of $52,894, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

For the nine months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $0.11 million, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations and for the period from January 15, 2021 (Commencement of Operations) through September 30, 2021, the Company recognized a gain resulting from an decrease in the fair value of liabilities of $32,297, presented as change in fair value of derivative warrant liabilities in the accompanying condensed statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2022, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$128,906,405	$—	$—
	$128,906,405	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$14,241
	$—	$—	$14,241

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	9.81	9.71
Volatility	5.1%	10.4%
Probability of completing a Business Combination	90.0%	90.0%
Term (in years)	5.25	5.74
Risk-free rate	3.97%	1.32%

The change in the fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$122,064
Change in fair value of derivative warrant liabilities	(95,617)
Derivative warrant liabilities at June 30, 2022	26,447
Change in fair value of derivative warrant liabilities	(12,206)
Derivative warrant liabilities at September 30, 2022	$14,241

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Report to “we,” “us” or the “Company” refer to Newbury Street Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Newbury Street Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate the Company’s business combination using cash from the proceeds of the Public Offering and the sale of the Private Units, the Company’s capital stock, debt or a combination of cash, stock and debt.

All activity through September 30, 2022 relates to the Company’s formation, Public Offering, and search for a prospective initial business combination target.

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

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through September 30, 2022 were organizational activities, the Public Offering, and search for a prospective initial business combination target. The Company does not expect to generate any operating revenues until after the completion of its business combination. The Company generates non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended September 30, 2022, the Company had a net loss of approximately $0.16 million, which consisted of dividend income of approximately $0.58 million and change in fair value of warrant liabilities of approximately $0.01 million, offset by franchise tax expense of approximately $0.05 million, income tax expense of $0.09 million and operating costs of approximately $0.61 million.

For the three months ended September 30, 2021, the Company had a net loss of approximately $0.06 million, which consisted of dividend income of $1,653, offset by change in fair value of warrant liabilities of approximately $0.05 million and formation and operating costs of approximately $0.11 million.

For the nine months ended September 30, 2022, the Company had a net loss of approximately $0.47 million, which consisted of dividend income of approximately $0.77 million, change in fair value of warrant liabilities of approximately $0.11 million and other income of $5,000, offset by franchise tax expense of approximately $0.15 million, income tax expense of $0.09 million and operating costs of approximately $1.11 million.

For the period from January 15, 2021 (commencement of operations) through September 30, 2021, the Company had a net loss of approximately $0.26 million, which consisted of dividend income of $6,745, offset by change in fair value of warrant liabilities of approximately $0.03 million, warrant transaction costs of $2,965 and formation and operating costs of approximately $0.29 million.

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $0.37 million in cash and no cash equivalents.

Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from its Sponsor.

On March 25, 2021, the Company’s consummated the Public Offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 private units at a price of $10.00 per private unit in a private placement to Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of approximately $0.17 million.

Following the Public Offering and the private placement, a total of approximately $128.44 million was placed in the Trust Account. The Company incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

As of September 30, 2022, the Company had assets held in the Trust Account of approximately $128.91 million. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, to complete its business combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of September 30, 2022, the Company had cash of approximately $0.37 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account and any proceeds from borrowings primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the “Note”) to the Sponsor. The first drawdown was on May 24, 2022 of approximately $0.23 million. On August 30, 2022, September 6, 2022 and September 21, 2022 there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million, respectively. As of September 30, 2022, $0.4 million was outstanding under the Note. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

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

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. as an advisor in connection with its business combination to assist it in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital, Inc. a cash fee of up to $4.2 million for such services upon the consummation of its initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other Financial Industry Regulatory Authority members that assist us in identifying or consummating an initial business combination. The Company will also pay EarlyBirdCapital, Inc. a cash fee of up to 1% of the gross proceeds from the Public Offering as a fee for introducing the Company to target companies for an initial business combination.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Public Offering to purchase up to 1,800,000 additional units to cover over-allotments, if any, at the public offering price less the underwriting discounts and commissions.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month in the aggregate for up to 24 months, from the effective date of the registration statement for the Public Offering (the “Registration Statement”), for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the nine months ended September 30, 2022, the Company paid $0.09 million for these services, of which such amount is included in the operating costs on the accompanying condensed statements of operations.

For the period from January 15, 2021 (commencement of operations) through September 30, 2021, the Company incurred $0.06 million for these services, of which such amount is included in the formation and operating costs on the accompanying condensed statements of operations.

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

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic 815-15.

The Company accounts for the Public Warrants and Private Warrants (collectively, the “Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC Topic 815, Derivatives and Hedging. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to its own common stock and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of its control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for the common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock that were sold as part of units in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022, the Company’s final prospectus as filed with the SEC on March 25, 2021, and the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021, the quarter ended September 30, 2021 as filed with the SEC on November 16, 2021, the quarter ended March 31, 2022 as filed with the SEC on May 16, 2022, and the quarter ended June 30, 2022 as filed with the SEC on August 8, 2022.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account , we would likely receive minimal interest, if any, on the funds held in the Trust Account , which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a U.S. entity but one of the managing members of our Sponsor is a U.K. citizen. He is also the general partner of one of the members of our Sponsor, which holds approximately 46% of interest in our Sponsor.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Public Offering, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s Public Offering and private placement as is described in the Company’s final prospectus, dated March 25, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)