Form 10-K
period 2022-12-31
Newbury Street Acquisition Corp
filed 2023-03-31
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

The aggregate market value of the outstanding  shares of the registrant's common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the NASDAQ Capital Market was $127,687,277.

As of March 30, 2023, there were 8,917,715 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the Infinite Reality Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses, including Infinite Reality (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a liquid market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” as well as those found in the section titled “Risk Factors” contained in our (i) Registration Statement filed with the SEC on February 1, 2021, and (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, August 8, 2022 and November 10, 2022, respectively, (iv) Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 and September 30, 2021 filed with the SEC on May 24, 2021 and November 16, 2021, respectively and (v) other reports we file with the SEC.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“amended and restated certificate of incorporation” refers to our second amended and restated certificate of incorporation;
●	“board of directors” or “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Infinite Reality Merger Sub” are to Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco (as defined below) in connection with the Merger Agreement (as defined below).
●	“Combination Period” are to the 30-month period from the closing of the initial public offering (as defined below) to September 25, 2023 (as extended with stockholder approval at the Special Meeting (as defined herein), or such earlier date as determined by the board that the Company has to consummate an initial business combination;
●	“Company,” “our Company,” “we” or “us” are to Newbury Street Acquisition Corporation, a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and our transfer agent and warrant agent (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for the Company’s initial public offering;
●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Infinite Reality” are to Infinite Reality, Inc., a Delaware corporation;
●	“Infinite Reality Business Combination” are to the proposed business combination transactions involving the Company and Infinite Reality, including all of the transactions contemplated by the Merger Agreement;
●	“Infinite Reality Merger” are to the merger between the Infinite Reality Merger Sub and Infinite Reality, where Infinite Reality will be the surviving entity under the Merger Agreement (as defined below);
●	“initial public offering” are to the initial public offering that was consummated by the Company on March 25, 2021;
●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding the holders of the representative shares);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” refer to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, by and among the Company, Infinite Reality, Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc., and Infinity NBIR Company Merger Sub Inc.;
●	“Merger Subs” are to the Purchaser Merger Sub (as defined below) and the Infinite Reality Merger Sub;
●	“Mergers” are to the Purchaser Merger (as defined below) and the Infinite Reality Merger;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private shares” are to the shares of our common stock included within the private units purchased by our sponsor and EBC in the private placement;
●	“private warrants” are to the warrants included within the private units purchased by our sponsor and EBC in the private placement;
●	“private placement” are to the private placement of an aggregate of 406,897 private units at a price of $10.00 per unit, for an aggregate purchase price of $4,068,970, which occurred simultaneously with the completion of our initial public offering and the exercise of the underwriters’ over-allotment option;
●	“private units” are to the units purchased by our sponsor and EBC, with each private unit consisting of one private share and one-half of one private warrant;
●	“Pubco” are to Infinite Reality Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company;
●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as “public stockholders” will only exist with respect to such public shares;
●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased thereafter in the open market), with one whole warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share;
●	“Purchaser Merger” are to the merger between the Purchaser Merger Sub and the Company, where the Company will be the surviving entity under with the Merger Agreement;
●	“Purchaser Merger Sub” are to Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco;
●	“Purchaser Party” are to any of the Company, Pubco, and the Merger Subs;
●	“Registration Statement” are to the Form S-1 filed with the SEC on February 1, 2021 (File No. 333-252602), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“representative shares” are to the 200,000 shares of our common stock issued to the representative and/or its designees at the closing of our initial public offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to our sponsor, Newbury Street Acquisition Sponsor LLC;
●	“trust account” are to the trust account in which an amount of $128,439,370 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and sales of private units in the private placement was placed following the closing of the initial public offering and the private placement;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●	“warrants” are to our warrants, which includes the public warrants as well as the private warrants and any warrants included in the units issued upon conversion of Working Capital Loans; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company's directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1.Business.

Introduction

We are a blank check company incorporated on November 6, 2020 as a Delaware corporation and formed for the purpose of effecting an initial business combination. While we may pursue an acquisition or business combination target in any business or industry, we have focused our search on a technology business in the consumer internet or media space, including sports and entertainment verticals, with enterprise values of approximately $500 million to $2.5 billion. In particular, we have focused on finding disruptive, high growth companies, such as Infinite Reality, with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades.

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

We believe we are an attractive partner to a target company, such as Infinite Reality. Our team has an extensive history scaling businesses and improving public companies. We have a diverse and value-added network to source and find follow-on opportunities. Our team also has experience navigating the complexities of operating as a public company. Our view is that supportive capital and a long-term orientation will be attractive as a partner first mentality will differentiate us from competition. We intend to help our target company focus on sustainable long-term value creation post close, with a high return on reinvestment.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 390,000 private units to our sponsor and EBC, representative of the underwriters for our initial public offering, at a purchase price of $10.00 per private unit (340,000 units to our sponsor and 50,000 units to EBC), generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the exercise of the underwriters’ over-allotment option, our sponsor and EBC purchased an aggregate of 16,879 private units (14,715 units to our sponsor and 2,164 units to EBC), generating gross proceeds of $168,790 to the Company.

A total of $128.44 million, comprised of $125.87 million of the proceeds from the initial public offering and $2.57 million of the proceeds of the sale of the private units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Matthew Hong, our Chairman and the former Chief Operating Officer of Turner Sports, and seasoned executives Thomas Bushey, our Chief Executive Officer, and Kenneth King, our Chief Financial Officer. Mr. Bushey and Mr. King have decades of experience identifying, acquiring, investing in and operating businesses, and provide depth of knowledge in capital markets. We must complete our initial business combination within the Combination Period. If our initial business combination with Infinite Reality or another target is not consummated within the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Extension Meeting

On March 3, 2023, we filed a definitive proxy statement for a special meeting of our shareholders on March 21, 2023 (the “Special Meeting”) to seek an extension of the deadline by which we must consummate our initial business combination from March 25, 2023 to September 25, 2023 (the “Extension Proposal”) and to approve the adjournment of the Special Meeting to a later date or dates, if necessary or convenient, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”). The Special Meeting was held on March 21, 2023 and the Extension Proposal and the Adjournment Proposal were approved.

In connection with approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78,770,623. As a result, approximately $78,770,623 will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 8,917,715 shares of common stock outstanding.

Additionally, in connection with the approval of the Extension Proposal, the sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date (each, an “Extension Period”), or portion thereof, that is needed to complete an initial business combination (such loans, together with the Initial Contribution, the “Contribution”), which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial business combination.

On March 23, 2023, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to extend the date by which the Company has to consummate a business combination to from March 25, 2023 to September 25, 2023.

On March 24, 2023, the Company deposited the Initial Contribution and will deposit an aggregate of $200,000 per month during each Extension Period, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the Trust Account.

For additional information regarding the Special Meeting and related matters, see Note 11. Subsequent Events in the Notes to the Financial Statements.

Infinite Reality Business Combination

Merger Agreement

On December 12, 2022, the Company entered into the Merger Agreement among the Company, Pubco, the Merger Subs, consisting of Purchaser Merger Sub Company Merger Sub, and Infinite Reality.

Pursuant to the terms of the Merger Agreement, (i) under the Purchaser Merger, the Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, (ii) under the Infinite Reality Merger, the Infinite Reality Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving entity and (iii) following the Mergers, the Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

The following summary of the Merger Agreement and the other agreements entered into or to be entered into by the parties are qualified in their entirety by reference to the text of the Merger Agreement and the agreements entered into or to be entered into in connection therewith and are further described in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022. The Merger Agreement also contains customary representations and warranties, covenants, closing conditions and other terms relating to the Infinite Reality business combination.

Effect of the Mergers

In consideration for the Merger, at the time the Mergers are consummated and effective (the “Effective Time”), by virtue of the Purchaser Merger and without any action on the part of any party or the holders of securities of any Purchaser Party or Infinite Reality:

(i)each Company unit issued and outstanding prior to the Effective Time will be automatically detached and the holder thereof will be deemed to hold one share of Company common stock and one half of one Company public warrant;

(ii)each Company private unit issued and outstanding prior to the Effective Time will be automatically detached and the holder thereof will be deemed to hold one share of Company common stock and one-half of one Company private warrant;

(iii)each share of Company common stock issued and outstanding (other than the Excluded Shares (as defined below) and the Founder Shares (as defined below)) prior to the Effective Time will be converted automatically into one unit (each, a “Pubco Unit”), consisting of (x) one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”) and (y) one (1) CVR (as defined below) following which all shares of Company common stock shall automatically be canceled;

(iv)each Company public warrant issued and outstanding prior to the Effective Time will be assumed by Pubco and converted into one warrant entitling the holder thereof to purchase one share of Pubco Common Stock at a price of $11.50 per share (each, a “Pubco Public Warrant”);

(v)each Company private warrant issued and outstanding immediately prior to the Effective Time will be assumed by Pubco and converted into one warrant entitling the holder thereof to purchase one (1) share of Pubco Common Stock at a price of $11.50 per share (each, a “Pubco Private Warrant”);

(vi)each share of Company common stock, if any, (a) held in the treasury of the Company, (b) otherwise held by the Company or any of its subsidiaries or (c) for which a public stockholder of the Company has demanded that the Company redeem such Company common stock (collectively, the “Excluded Shares”) will be cancelled;

(vii)    each founder share will convert solely into one share of Pubco Common Stock; and

(viii)    each share of common stock of Purchaser Merger Sub outstanding immediately prior to the Effective Time will be converted into an equal number of shares of the Company, with the same rights, powers and privileges as the shares so converted and will constitute the only outstanding shares of capital stock of the Company.

Pursuant to the Merger Agreement, Infinite Reality will use commercially reasonable efforts to cause the holders of outstanding obligations of Infinite Reality and its direct and indirect subsidiaries under the Convertible Promissory Notes (as defined in the Merger Agreement) (the “Infinite Reality Convertible Instruments”) to convert all of their Infinite Reality Convertible Instruments into shares of common stock, par value $0.0001 per share, of Infinite Reality (the “Infinite Reality Common Stock”) at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in the Infinite Reality Convertible Instruments (the “Infinite Reality Exchanges”) prior to the Effective Time, provided, that to the extent that Infinite Reality, or its direct or indirect subsidiaries, has the right or the option to cause the conversion of an Infinite Reality Convertible Instrument into shares of Infinite Reality Common Stock, the Infinite Reality shall exercise such right or option on or prior to the date and time at which the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) is actually held (the “Closing Date”).

At the Effective Time, by virtue of the Infinite Reality Merger and without any action on the part of any party or the holders of securities of any Purchaser Party or Infinite Reality:

(i)subject to clause (ii) below, each share of Infinite Reality Common Stock issued and outstanding immediately prior to the Effective Time (after giving effect to the Infinite Reality Exchanges) will automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of Pubco Common Stock equal to the result obtained by applying the then-current conversion ratio, and each holder of Infinite Reality Common Stock shall cease to have any other rights in and to Infinite Reality (subject to certain rights set forth in the Merger Agreement);

(ii)notwithstanding clause (i) above, any shares of Infinite Reality Common Stock owned by Infinite Reality as treasury shares or owned by any direct or indirect subsidiary of Infinite Reality immediately prior to the Effective Time shall be canceled and shall cease to exist and no consideration will be delivered or deliverable in exchange therefor;

(iii)each outstanding option to purchase Infinite Reality Common Stock that was granted pursuant to Company Equity Plan (as defined in the Merger Agreement) (each, a “Infinite Reality Option”) (whether vested or unvested) shall be assumed by Pubco and automatically converted into an option to purchase shares of Pubco Common Stock, subject to the terms and conditions set forth in the Company Equity Plan;

(iv)each outstanding warrant to purchase Infinite Reality Common Stock that was granted pursuant to that certain Note and Warrant Purchase Agreement, dated as of July 1, 2021, entered into by and among the Infinite Reality, the investors party thereto and Black, Inc. (each, a “Infinite Reality Warrant”) shall be assumed by Pubco and automatically converted into a warrant for shares of Pubco Common Stock, subject to the terms and conditions of the Infinite Reality Warrant;

(v)any other convertible security of Infinite Reality, other than Infinite Reality Options, if not exercised or converted prior to the Effective Time, shall be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of Infinite Reality Common Stock; and

(vi)all shares of common stock of Infinite Reality Merger Sub outstanding immediately prior to the Effective Time shall be converted into an equal amount of shares of common stock of Infinite Reality, with the same rights, powers and privileges as the shares so converted and shall constitute the only shares of capital stock in Infinite Reality.

At the Effective Time, by virtue of the Mergers and without any action on the part of any party or the holders of securities of any Purchaser Party or Infinite Reality, all of the shares of Pubco issued and outstanding immediately prior to the Effective Time shall be canceled and extinguished and no consideration will be delivered or deliverable in exchange therefor.

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the Merger Agreement (the “Ancillary Agreements”) but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the Ancillary Agreements, a copy of which is filed as an exhibit and incorporated herein by reference.

Voting Agreement

In connection with entry into the Merger Agreement, Company and certain holders of Infinite Reality Common Stock will enter into a voting agreement (the “Voting Agreement”), pursuant to which, among other things, each such holder has agreed to vote in favor of the Merger Agreement and the Infinite Reality Merger, on the terms and subject to the conditions set forth in the Voting Agreements.

Sponsor Letter Agreement

In connection with the entry into the Merger Agreement, the Company, Infinite Reality, Pubco and the sponsor entered into a sponsor letter agreement (the “Sponsor Letter Agreement”) pursuant to which the sponsor has agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby on the terms and conditions set forth in the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, the sponsor has also agreed that it will not transfer any shares of Pubco Common Stock held by the sponsor immediately following the Closing issued in exchange for the founder shares held by the sponsor (the “Sponsor Lock-Up Shares”) until the end of the applicable Sponsor Lock-Up Period (as defined below) with respect to such Sponsor Lock-Up Shares. As used in the Sponsor Letter Agreement, the “Sponsor Lock-Up Period” means the period beginning on the date of the Sponsor Letter Agreement and ending (i) in respect of Sponsor Lock-Up Shares of the sponsor (other than those Sponsor Lock-Up Shares specified in clause (ii) below), on the earlier to occur of (A) the date that is six calendar months after the Closing Date or (B) the Pubco Common Stock VWAP for the preceding thirty (30) consecutive trading days equals or exceeds $13.50; and (ii) in respect of Sponsor Lock-Up Shares which are allocable to the officers and directors of the sponsor, on the earlier to occur of (A) the date that is eighteen (18) calendar months after the Closing Date or (B) the termination of the Contingent Value Rights Agreement (the “CVR Agreement”) in accordance with its terms.

Lock-Up Agreement

In connection with its entry into the Merger Agreement, Infinite Reality shall use its commercially reasonable efforts to obtain, as promptly as reasonably practicable following the date of the Merger Agreement, from the holders of 1% or more of Infinite Reality stock  each member of the Infinite Reality board of directors, and each officer of Infinite Reality (collectively, the “Infinite Reality Holders”), to execute lock-up agreements with Pubco (each, a “Lock-Up Agreement”), pursuant to which each Infinite Reality Holder will agree not to, during the Lock-Up Period (as defined below), offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares issued in connection with the Mergers (the “Lock-Up Shares”), enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise.

As used in the Lock-Up Agreement, the “Lock-Up Period” means the period commencing on the Closing Date and ending (i) in respect of each Infinite Reality Holder (other than Infinite Reality Holders specified in clause (ii) below) and their permitted transferees, the earlier to occur of (A) the date that is six calendar months after the Closing Date or (B) the Pubco Common Stock VWAP for the preceding thirty (30) consecutive trading days equals or exceeds $13.50; and (ii) in respect of each Infinite Reality Holder who is an officer, director, or 5% beneficial owner of Infinite Reality and their permitted transferees, on the earlier to occur of (A) the date that is eighteen (18) calendar months after the Closing Date or (B) the termination of the CVR Agreement in accordance with its terms.

Contingent Value Rights Agreement

At or prior to the Closing, Pubco will enter into a CVR Agreement with a rights agent (“Rights Agent”) pursuant to which the holders of Company Common Stock (other than holders of Excluded Shares and founder shares, in respect of such shares) outstanding as of immediately prior to the Effective Time will receive one contingent value right (each, a “CVR”) for each one whole share of Company Common Stock held by such stockholder on such date. Each CVR will represent the contractual right to receive a contingent payment in the form of shares of Pubco Common Stock (or in such other form as is provided for in the CVR Agreement), in an amount to be determined on the CVR Maturity Date (as that term is defined in the CVR Agreement), and to be paid as soon as practicable after the Settlement Date but not after the Payment Date (or, if earlier, upon a Change of Control) (as such terms are defined in the CVR Agreement). The payment to be received pursuant to each CVR is an amount calculated as a function of the excess of the Target Value over the Achieved Value up to the Share Cap (as such terms are defined in the CVR Agreement).

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any payment of any shares of Pubco Common Stock will be made or that any holders of CVRs will receive any amounts with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will be evidenced by certificates for Pubco Units  registered in the names of the holders thereof (which certificates shall also be deemed to be certificates representing CVRs) and not by separate CVR certificates. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Pubco or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Other Ancillary Agreements

As promptly as reasonably practicable following the date of the Merger Agreement, Infinite Reality and the Company shall negotiate in good faith and prepare (i) a registration rights agreement of Pubco, (ii) an amendment to the Warrant Agreement, dated as of March 22, 2021, by and between the Company and Continental, and (iii) the forms of amended and restated certificate of incorporation and bylaws of Pubco (such forms together, the “Amended Pubco Charter”), in form and substance reasonably acceptable to each of the parties, in each case to be effective upon the Closing.

Other than as specifically discussed, this Report does not assume the closing of the Infinite Reality Business Combination.

Industry Opportunity

The Covid-19 pandemic has accelerated multiple trends that were already underway in the media, consumer, sports, and/or entertainment industries. Convergence among each of the four industries, strengthened by technology, has brought about opportunities for businesses to grow and attract consumers.

The global video streaming market was valued at $50.1 billion in 2020 and is expected to grow 20.4% from 2020 to 2027. The popularity of such platforms has increased as a result of economic lockdowns, and there is higher viewership demand for major video streaming platforms, with Over-The-Top (“OTT”) media services (i.e. media content delivered over the Internet without the involvement of a traditional cable provider) accounting for 40% of global video streaming revenues in 2019, higher than traditional cable and pay-TV. The high penetration of smart devices, like smart TV and smartphone, growing demand for Video on Demand (VoD) content, and a high rate of per-user payment are some of the major factors driving the OTT market. The surging percentage of viewing time going to OTT video content is also changing the global entertainment landscape. According to the Arizona-based Limelight Networks, globally, viewers spend an average of 6.8 hours per week consuming OTT video, with the United States topping the averages at 8.6 hours.

The sports industry has also been profoundly affected by the Covid-19 pandemic. Multiple sporting events in the United States were delayed or outright cancelled. This has resulted in eSports filling in the void created by the disappearance of traditional sports on television, with positive responses from fans and consumers, being made possible by the prevalence of streaming services. Two such instances include the eNASCAR iRAcing Pro Invitational Series on Fox Sports 1, and the NBA 2K game between Phoenix Suns and Dallas Mavericks, which attracted 1.6 million and 221,000 viewers, respectively.

Additionally, the success of video streaming platforms has led to changes in the way studios release movies, as consumers watch more films from home on streaming video services. As a result, several studios have released movies in the form of Premium Video on Demand (“PVoD”) services. During the early phase of COVID-19 stay at home orders, Deloitte found that 22% of consumers had paid to rent or watch a PVoD movie, and 90% of those said they would do so again. As the pandemic has continued, studios have released more movies via PVoD, and viewership has grown. As of October 2020, 35% of consumers say they’ve watched a PVoD release.

In the coming decade, the metaverse is also emerging as the biggest new growth opportunity for several industries, given the sheer breadth of potential applications and uses and the degree of investment from large technology companies, venture capital funds, and corporations and brands. By 2023, the metaverse may generate up to $5 trillion across consumer and enterprise use cases. Industries are already implementing metaverse initiatives, although most efforts to date have been centered around marketing; learning and development for employees; virtual meetings, events, or conferences; and product design or digital twinning applications.

Of all the potential drivers of the economic impact of the metaverse, e-commerce is the largest. It is estimated to have a market impact of $2 trillion to $2.6 trillion by 2030 depending on whether a base or upside case for the metaverse’s development is realized, a contribution which is expected to dwarf sectors such as academic virtual learning (an estimated $180 billion to $270 billion impact), advertising (an estimated $144 billion to $206 billion impact), and gaming (an estimated $108 billion to $125 billion impact).

Gaming eclipses other subsectors of the entertainment industry with its popularity. With more than three billion users globally and a total value of more than $200 billion, the gaming sector is currently a larger industry than movies and music. Consumers and companies are already experimenting with the early metaverse from socializing to fitness, commerce, virtual learning, and scores of other daily activities. While gaming is already mainstream (and providing the largest current online worlds in terms of players), additional use cases are emerging rapidly—including new AR/VR-powered social-media experiences, immersive retail, entertainment, sports, and education.

Our Business Strategy & Competitive Strengths

We have focused our search for an initial business combination with private companies, such as Infinite Reality, that have compelling unit economics combined with a clear path to positive operating cash flow. Our selection process is leveraging a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Significant Pipeline Acquisition Opportunities. We believe the combination of our officers’, directors’ and advisors’ broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms enables us to identify and evaluate compelling target businesses, such as Infinite Reality. Our officers and directors all remain active in identifying special opportunities and situations where there are clear catalysts for value transformation, solid growth trajectory and ability to scale beyond the domestic market.
●	Access a Wide Range of Global Opportunities. We believe the diverse, international experiences of our management team, advisors and sponsor provides us access to opportunities across multiple geographies. Our management team and advisors have previously invested in and built companies in North America, Europe and Asia, which offers additional growth vectors to a North American target and further areas to source potential follow-on targets.
●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will Be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, provides a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.
●	Provide an Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative path to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business should have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.
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

Acquisition Criteria

We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses, such as Infinite Reality. While we have used these criteria and guidelines in evaluating acquisition opportunities and initially target businesses with enterprise values of approximately $500 million to $2.5 billion, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We intend to acquire one or more businesses, like Infinite Reality, that we believe has the following characteristics:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Members of our management team and our independent directors directly or indirectly own founder shares, private shares and/or private warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

Nasdaq rules and our amended and restated certificate of incorporation require that our initial business combination must occur with one or more target businesses, including Infinite Reality, that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination with Infinite Reality or another target (and we have not identified any other potential targets for our initial business combination). We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private units, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we have selected Infinite Reality as the target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates if the Infinite Reality Business Combination is not consummated. Our principal means of identifying potential target businesses are through the extensive contacts and relationships of our sponsor, initial stockholders, officers, directors and advisors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EBC as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $300,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor and Infinite Reality is not affiliated with any of our officers, directors or our sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business, including Infinite Reality, have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

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

The time and costs required to select and evaluate a target business and to structure and complete the business combination, including the Infinite Reality Business Combination, cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed, including the Infinite Reality Business Combination, will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination and Infinite Reality met this requirement at the time we entered into the Merger Agreement with them. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our initial business combination with just one business, like Infinite Reality, although there is no assurance that we will complete the Infinite Reality Business Combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of a prospective target business, including the Infinite Reality management team, when evaluating the desirability of effecting a business combination and plan to continue to do so in the event the Infinite Reality Business Combination is not consummated and we seek other business combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, including the Infinite Reality Business Combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to our business combination. Moreover, they would only be able to remain with the company after the consummation of our business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. Under the terms of the Merger Agreement, the Company must have cash and cash equivalents of equal to or more than $50,000,000 in order for Infinite Reality to consummate the Infinite Reality Business Combination. Consequently, we will need to arrange third party financing in order complete our business combination with Infinite Reality. As of the date of this Report, we have no binding commitments for any third party or other financing. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until the end of the Combination Period, or to such extended date as may be approved by our stockholders to consummate an initial business combination in order to be able to receive a pro rata share of the trust account.

We have extended the initial deadline by which we must consummate our initial business combination from March 25, 2023 to September 25, 2023 and may seek to further extend the deadline. Such an extension requires the approval of our public shareholders to amend our charter, who will be provided the opportunity to at that time to redeem all or a portion their shares which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq.

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

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, including the Infinite Reality Business Combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. As of December 31, 2022, the amount in the trust account was approximately $10.12 per share. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. We will also provide the opportunity to redeem to our public stockholders should we seek approval to amend our charter to extend the deadline by which we are required to consummate our initial business combination.

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

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his, her, or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her, or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his, her or its certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If the Infinite Reality Business Combination is not completed by the end of the Combination Period, we may, with stockholder approval, extend the period of time to complete the Infinite Reality Business Combination or an initial business combination with a different target or to liquidate if we fail to complete an initial business combination within the extended period of time.

In connection with the Special Meeting and the approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78,770,623. As a result, approximately $78,770,623 will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 8,917,715 shares of common stock outstanding.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until the end of the Combination Period to complete an initial business combination. We may also elect to seek to extend the deadline by which we must consummate our initial business combination. If we have not completed an initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the Combination Period, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the end of the Combination Period and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

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

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the Combination Period, if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly following the expiration of the Combination Period, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by the end of the Combination Period, or to such extended date as may be approved by our stockholders to consummate an initial business combination, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right will apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated or extended by the end of the Combination Period or to such extended date as may be approved by our stockholders to consummate an initial business combination, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period is dependent on the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, such as Infinite Reality, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to GAAP or IFRS as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition or merger.

We will remain an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 25, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations, including the Infinite Reality Business Combination if and when it is completed:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●

we may not be able to complete our initial business combination with Infinite Reality Business Combination or select and complete our initial business combination with an appropriate alternative target business or businesses in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses , including Infinite Reality may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●

we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●

we have engaged EBC to assist us in connection with our initial business combination. EBC is entitled to receive a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds of our initial public offering only if we consummate our initial business combination. The private shares and private warrants purchased by EBC or its designees and the representative shares will also be worthless if we do not consummate an initial business combination. These financial incentives may cause EBC to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●

we may attempt to complete our initial business combination with a private company, like Infinite Reality, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

our private warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●

since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.12 per share (based on the amount in trust account as of December 31, 2022), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by CFIUS. CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed initial business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”;
●

we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●

financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●

as the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination; this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination; and

●

if the funds held outside of our trust account are insufficient to allow us to operate until the end of the Combination Period, our ability to complete an initial business combination may be adversely affected.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement filed with the SEC on February 1, 2021, and (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, August 8, 2022 and November 10, 2022, respectively, (iv) Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 and September 30, 2021 filed with the SEC on May 24, 2021 and November 16, 2021, respectively and (v) other reports we file with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to Infinite Reality and the Infinite Reality Business Combination, please see the section titled “Risk Factors” contained in the Registration Statement on Form S-4 of Pubco, once filed with the SEC.

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

(b)Holders

On March 30, 2023, there were 3 holders of record of our units, 6 holders of record of our shares of common stock, 1 holder of record of our public warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

All activity through December 31, 2022 relates to the Company’s formation, initial public offering, and search for a prospective initial business combination target.

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

Recent Developments

On December 12, 2022, the Company entered into the Merger Agreement by and among the Company, Pubco, Purchaser Merger Sub, Infinite Reality Merger Sub and Infinite Reality. Pursuant to the terms of the Merger Agreement, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and (ii) Infinite Reality Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving entity. Following the Mergers, the Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company. For additional details regarding the Infinite Reality Business Combination, please see the discussion under the heading “Item 1. Business – Infinite Reality Business Combination”.

Extension Meeting

On March 3, 2023, we filed a definitive proxy statement for the Special Meeting to seek the approval of the Extension Proposal and  to approve the Adjournment Proposal. The Special Meeting was held on March 21, 2023 and the Extension Proposal and the Adjournment Proposal were approved.

In connection with approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78,770,623. As a result, approximately $78,770,623 will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 8,917,715 shares of common stock outstanding.

Additionally, in connection with the approval of the Extension Proposal, the sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each Public Share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023; plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account.

Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial business combination.

For additional information regarding the Special Meeting and related matters, see Note 11. Subsequent Events in the Notes to the Financial Statements.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through December 31, 2022 were organizational activities, initial public offering, and search for a prospective initial business combination target. The Company does not expect to generate any operating revenues until after the completion of its business combination. The Company generates non-operating income in the form of interest income or dividend income on marketable securities held in the trust account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the year ended December 31, 2022, the Company had a net loss of approximately $1.29 million, which consisted of dividend income of approximately $1.85 million and change in fair value of warrant liabilities of approximately $0.11 million, offset by franchise tax expense of approximately $0.20 million, income tax expense of $0.41 million and operating costs of approximately $2.64 million.

For the period from January 15, 2021 (commencement of operations) through December 31, 2021, the Company had a net loss of approximately $0.59 million, which consisted of dividend income of $9,458, change in fair value of over-allotment liability of approximately $0.71 million, offset by change in fair value of warrant liabilities of approximately $0.01 million, warrant transaction costs of $454, offset by franchise tax expense of approximately $0.19 million and formation and operating costs of approximately $0.49 million.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.08 million in cash and no cash equivalents.

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

As of December 31, 2022, the Company had assets held in the trust account of approximately $129.95 million. The Company intends to use substantially all of the funds held in the trust account, including any amounts representing income earned on the trust account, to complete its business combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of December 31, 2022, the Company had cash of approximately $0.08 million outside of the trust account. The Company intends to use the funds held outside the trust account and any proceeds from borrowings primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the “Note”) to the sponsor. The first drawdown was on May 24, 2022 of approximately $0.23 million. On August 30, 2022, September 6, 2022 and September 21, 2022 there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million respectively. As of December 31, 2022, $0.4 million was outstanding under the Note. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the “Conversion Units”) at a conversion price of $10 per unit. Each Conversion Unit consists of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. The Conversion Units shall be identical to the Private Units.

Additionally, the Note entitles the sponsor to two demand registrations and unlimited piggyback registration rights for the Conversion Units (including underlying securities), which rights are the same as the registration rights provided under the registration rights agreement.

On March 15, 2023, the Company amended and restated the Note (the “Amended Note”) in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company amended and restated the Amended Note (the “Second Amended Note”) to increase the principal amount of up to $0.9 million to up to $2.1 million, pursuant to which the sponsor agreed to loan to the Company up to $2.1 million.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, the Company has until the end of the Combination Period to consummate a business combination. If a business combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a business combination on or before the end of the Combination Period, it is uncertain whether the Company will be able to consummate a business combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. the Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. the Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The holders of a majority of the representative shares, private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EBC. may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Registration Statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Registration Statement.

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

Administrative Support Agreement

The Company has agreed to pay the sponsor $0.01 million per month from the effective date of the registration statement for initial the public offering, for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the year ended December 31, 2022, the Company incurred $0.12 million for these services, of which such amount is included in the operating costs on the accompanying statements of operations.

For the period from January 15, 2021 (commencement of operations) through December 31, 2021, the Company incurred $0.09 million for these services, of which such amount is included in the formation and operating costs on the accompanying statements of operations.

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

The Company accounts for the warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in FASB ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to its own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of its control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for the common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock that were sold as part of units in the initial public offering feature certain redemption rights are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 12,843,937 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

In connection with the Special Meeting and the approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78,770,623. As a result, approximately $78,770,623 will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company will have 8,917,715 shares of common stock outstanding.

For additional information regarding the Special Meeting and related matters. (See Note 11)

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F - 24 comprising a portion of this Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due solely to the material weakness related to the Company’s accounting for complex financial instruments.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other an as discussed above there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Hong	50	Chairman
Thomas Bushey	43	Chief Executive Officer and Director
Kenneth King	36	Chief Financial Officer and Director
Jennifer Vescio	52	Director
Teddy Zee	65	Director

The experience of our directors and executive officers is as follows:

Matthew Hong has served as the Chairman of our board of directors since February 2021. Since January 2023, Mr. Hong has served as President & Chief Operating Officer of PlayOn! Sports, a company engaged in streaming live and on-demand high school sports operating the NFHS Network, and GoFan, a high school ticketing solution in the United States. In this role, Mr. Hong oversees day-to-day operations for PlayOn! Sports.

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

Mr. Hong has been an independent director of Advocado, Inc., a data-as-a-service company, since July 2020. He previously served on the board of directors of PlayOn! Sports between August 2022 and January 2023; of Inception Growth Acquisition Limited, a special purpose acquisition company, between March 2021 and December 2022; of iStreamPlanet, a company that processes and delivers live video broadcasts over the Internet, between August 2015 and June 2019; and as a board observer of FanDuel, a gaming company, between June 2015 and October 2017. Mr. Hong received a JD, with honors, from Harvard Law School, and a BA in economics from NC State University. Mr. Hong is well qualified to serve on the board of directors due to his significant experience as a senior executive of media and internet companies.

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

Jennifer Vescio has served as a member of our board of directors since February 2021. Since 2019, Ms. Vescio has served as the global head of business development for Uber Technologies Inc. where she is responsible for launching new strategic initiatives, closing partnership deals and managing partner operations. Ms. Vescio is a principal of Awestruck Ventures, a venture and strategy consulting firm she co-founded in 2015, where she currently serves as an advisor, investor, strategy and management consultant to tech, entertainment, sports & digital media firms as well as an executive coach to CEOs and their teams. Ms. Vescio also served as a member of the board of directors of the PGA Tour, the organizer of the main professional golf tours played by men in the United States and North America, from 2015 to 2020. From 2017 to 2018, Ms. Vescio served as senior vice president, global head of corporate development and partnerships for Verizon Media where she focused on strategic growth, new business development, partnerships, and investments. From 2013 to 2016, she served as the head of global strategy and business development at eBay (NASDAQ: EBAY). While at eBay, she managed over $600 million in GMV (Global Merchandise Volume) through its partner network, which included partnerships with Samsung, HP, Yahoo!, Facebook, Pinterest, Twitter, and Telefonica. She also launched new strategic initiatives and incubated new businesses such as eBay Now, an on-demand local ordering and delivery platform which launched in San Francisco and New York. From 2010 to 2013, Ms. Vescio was the vice president of global business development at ESPN. In 2009, CBS hired Ms. Vescio to lead its strategy & business development efforts until 2011. During her time at CBS, Ms. Vescio led its digital content distribution strategy and signed partnerships with YouTube, DailyMotion, eBay, Hulu and Yahoo!. Ms. Vescio earned her Bachelor of Science degree in Psychology/Biology from Allegheny College and her MBA from the UCLA Anderson School of Management. She also holds her ICF and NCF certifications for executive coaching. Ms. Vescio was selected to serve on the board of directors due to her experience as an executive in technology, entertainment, sports or digital media, as well as her significant experience on business development and management.

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

Mr. Zee has served as an advisor to Vizio, a leading HDTV maker and innovator in data & advertising around smart TVs, since August 2019; Ford Models, an international modelling agency, since July 2020; Tapas Media, a platform for creators of bite-sized comics and web-stories, since September 2020; PureForm Global, a biotech company that synthesizes CBD from oils in orange peels, since March 2020; Tarsus Entertainment between August 2019 and October 2020, which delivers government approved video games through IPTV and OTT in China; Watcha, a Korean streaming and data/analytics venture, since April 2018; Kooding, an e-commerce fashion and beauty platform, since January 2017; Pickit, the digital collectibles marketplace platform serving KPOP fans, since May 2020; and ParagonOne, a platform that manages internships for enterprises, since September 2015. Mr. Zee advised Biola University’s School of Cinema & Media Arts between December 2017 and June 2019; Oben, a Softbank-backed start-up that uses AI, computer vision and blockchain to deploy personal avatars for the masses, between September 2015 and January 2019; Meitu, the Chinese photo and video app company that went IPO in Hong Kong, between February 2015 and June 2016; Starmaker, the user generated music and video platform, between February 2016 and January 2017; and Ooyala, a leading online video platform company, between April 2013 and May 2015. Mr. Zee also served as head of creative, mobile technologies division for Rambus, between March 2012 and September 2013. Rambus acquired Silicon Valley interactive media start-up Mozaik Multimedia, where Mr. Zee had previously held the position of chief creative officer between September 2011 and March 2012. Mr. Zee earned an MBA from Harvard Business School and a BS from Cornell University. Mr. Zee was selected to serve on the board of directors due to his significant experience on media and technology.

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

The term of office of Class A directors, consisting of Jennifer Vescio who was elected at our annual meeting in 2022, will expire at our fourth annual meeting of stockholders. The term of office of Class B directors, consisting of Teddy Zee and Matthew Hong, will expire at the second annual meeting of stockholders. The term of office of Class C directors, consisting of Kenneth King and Thomas Bushey, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Matthew Hong, Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. Mr. Zee chairs the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. Jennifer Vescio chairs the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement.  Our Code of Ethics is available on the SEC website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.  Our code of ethics is also available, free of charge, to any stockholder upon written request to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of the Registration Statement through the acquisition of a target business or our liquidation of the trust account, we have paid and will pay, our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it is up to the directors of the post-

combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,917,715 shares of our common stock issued and outstanding as of March 30, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this Report.

			Approximate
	Number of		Percentage
	Shares		of Outstanding
	Beneficially		Shares of
Name and Address of Beneficial Owner (1)	Owned		Common Stock
Matthew Hong	—	(2)	—
Thomas Bushey	3,565,669	(2)	40.0%
Kenneth King	3,565,669	(2)	40.0%
Jennifer Vescio	—	(3)	—
Teddy Zee	—	(3)	—

All directors and executive officers as a group (five individuals)	3,565,669		40.0%
5% or More Holders
Newbury Street Acquisition Sponsor LLC	3,565,669	(2)	40.0%
Barclays Bank PLC (4)	841,565		10.6%
Periscope Capital Inc. (5)	1,110,461		12.5%
Magnetar Financial LLC (6)	1,109,680		12.4%
Jane Street Group, LLC (7)	893,854		10.0%

*     less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Newbury Street Acquisition Corporation, 121 High Street, Floor 3, Boston, MA 02110.
(2)	Represents securities held by Newbury Street Acquisition Sponsor LLC, our sponsor, of which Thomas Bushey and Kenneth King are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Thomas Bushey and Kenneth King.

(3)	Does not include any securities held by Newbury Street Acquisition Sponsor LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	According to a Schedule 13G filed with the SEC on January 30, 2023, the listed shares of common stock are owned by Barclays PLC, as a parent holding company, and are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The number of public shares held by Barclays Bank PLC is reported as of December 31, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Barclays Bank PLC in connection with approval of the Extension Proposal on the Special Meeting or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Barclays Bank PLC’s current beneficial ownership. The principal business address in the United States for Barclays PLC: and Barclays Bank PLC: England is 1 Churchill Place, London, E14 5HP, England.
(5)	According to a Schedule 13G filed with the SEC on February 13, 2023, Periscope Capital Inc. (“Periscope”) is the beneficial owner of 895,561 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 214,900 shares of Common Stock. Periscope disclaims beneficial ownership of the shares owned by the Periscope Funds. The number of public shares held by Periscope is reported as of December 31, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Periscope in connection with approval of the Extension Proposal on the Special Meeting or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Periscope’s current beneficial ownership. The principal business address for Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(6)	According to a Schedule 13G/A filed with the SEC on January 27, 2022, the listed shares of common stock are by Magnetar Financial LLC (“Magnetar Financial”). Magnetar Financial serves as the investment adviser to the Magnetar funds. These funds include Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Fund - T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. David J. Snyderman. The number of public shares held by Magnetar Financial is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Magnetar Financial in connection with approval of the Extension Proposal on the Special Meeting or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Magnetar Financial’ s current beneficial ownership. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2023, the listed shares of common stock are owned by Jane Street Group, LLC and are owned, or may be deemed to be beneficially owned, by Jane Street Group, LLC with shared voting power and shared dispositive power over 893,854 shares. Jane Street Capital, LLC has shared voting power and shared dispositive power over 289,822 shares and Jane Street Global Trading, LLC has shared voting power and shared dispositive power over 604,032 shares. The number of public shares held by Jane Street Group, LLC is reported as of December 31, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Jane Street Group, LLC in connection with approval of the Extension Proposal on the Special Meeting or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Jane Street Group, LLC’s current beneficial ownership. The principal business address in the United States for Jane Street Group, LLC, Jane Street Capital, LLC and Jane Street Global Trading, LLC is 250 Vesey Street 6th Floor New York, NY 10281.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

On December 12, 2022, the Company and Infinite Reality entered into a business combination under the terms of the Merger Agreement. See “Item 1. Business – Infinite Reality Business Combination” above regarding the agreements related to the Infinite Reality Business Combination.

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

Our sponsor has purchased an aggregate of 354,715 private units and EBC has purchased an aggregate of 52,164 private units, at a price of $10.00 per unit, for an aggregate purchase price of $4,068,970 in a private placement that occurred simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private units are identical to the units sold in our initial public offering except that the private warrants included in the private units: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of their permitted transferees. Once the private warrants are transferred to anyone other than a permitted transferee, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants. Our sponsor and EBC have agreed not to transfer, assign or sell any of the private shares and the private warrants (except to certain permitted transferees) until after the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private shares and the private warrants will likely be worthless. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the private units will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

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

On November 23, 2020, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.30 million. The Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the initial public offering. The outstanding balance of $0.19 million was paid in full on July 30, 2021.

On May 3, 2022, the Company issued the Note in the principal amount of $0.4 million to the sponsor. On March 15, 2023, the Company issued the Amended Note which amended and restated the Note in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company issued the Second Amended Note which amended and restated the Amended Note to increase the principal amount of up to $0.9 million to up to $2.1 million, pursuant to which the sponsor agreed to loan to the Company up to $2.1 million.

On March 24, 2023, the Company deposited the Initial Contribution and will deposit an aggregate of $200,000 per month during each Extension Period, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the Trust Account.

Our sponsor has agreed that, commencing on the effective date of the Registration Statement and ending on the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person. For the period from the effectiveness of the Registration Statement through December 31, 2022, the Company incurred $210,000 for these services, of which such amount is included in the formation and operating costs on accompanying statement of operations.

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $77,250 and $44,290, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $46,350. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved, and will pre-approve, all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3

Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-4

Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-5

Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-6

Notes to the Financial Statements	F-7

(2)	Financial Statements Schedule

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

Item 16.Form 10-K Summary

Not applicable.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

Page
Report of Independent Registered Public Accounting Firm	F-2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-4

Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-5

Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Newbury Street Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newbury Street Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has also determined that the mandatory liquidation date is September 25, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

NEWBURY STREET ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$83,643	$435,936
Prepaid expenses - current	47,625	195,684
Total Current Assets	131,268	631,620

Cash held in Trust Account	129,951,121	128,448,828
Prepaid expenses - non-current	—	47,625
Total Assets	$130,082,389	$129,128,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$1,767,679	$85,650
Related party payable	480	—
Income tax payable	413,919	—
Promissory note - related party	399,903	—
Franchise tax payable	45,816	192,329
Derivative warrant liabilities	14,241	—
Total Current Liabilities	2,642,038	277,979

Derivative warrant liabilities	—	122,064
Total Liabilities	2,642,038	400,043

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 12,843,937 shares at redemption value	129,951,121	128,439,370

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 12,843,937 shares subject to possible redemption	382	382
Additional paid-in capital	—	882,581
Accumulated deficit	(2,511,152)	(594,303)
Total Stockholders’ (Deficit) Equity	(2,510,770)	288,660
Total Liabilities and Stockholders’ (Deficit) Equity	$130,082,389	$129,128,073

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

		For the Period
		January 15, 2021
	For the Year	(Commencement of
	Ended	Operations) through
	December 31, 2022	December 31, 2021
Formation and operating costs	$2,636,416	$494,090
Franchise tax expense	200,000	192,329
Loss from operations	(2,836,416)	(686,419)
Other income (expense):
Change in fair value of derivative warrant liabilities	107,823	11,953
Warrants transaction costs	—	(454)
Dividend income	1,849,833	9,458
Over-allotment derivative	—	71,159
Other income	5,000	—
Loss before provision for income taxes	(873,760)	(594,303)
Income tax expense	(413,919)	—
Net loss	$(1,287,679)	$(594,303)

Weighted average shares outstanding, basic and diluted, redeemable common stock	12,843,937	10,292,501
Basic and diluted net loss per share, redeemable common stock	$(0.08)	$(0.04)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,787,858
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.04)

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Period from January 15, 2021 (Commencement of Operations) through December 31, 2021 and the Year Ended December 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 15, 2021 (commencement of operations)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,450,000	345	24,655	—	25,000
Proceeds from the sale of 406,879 Private Units	406,879	41	3,921,421	—	3,921,462
Issuance of common stock to Representative	200,000	20	(20)	—	—
Forfeiture of common stock by Sponsor	(239,016)	(24)	24	—	—
Proceeds from Public Offering allocated to the Public Warrants, net of offering costs	—	—	4,077,029	—	4,077,029
Accretion for common stock to redemption amount	—	—	(7,069,369)	—	(7,069,369)
Change in fair value of over-allotment liability	—	—	(71,159)	—	(71,159)
Net loss	—	—	—	(594,303)	(594,303)
Balance - December 31, 2021 (audited)	3,817,863	382	882,581	(594,303)	288,660
Accretion for common stock to redemption amount	—	—	(1,511,751)	—	(1,511,751)
Reclassification of negative additional paid-in capital balance to accumulated deficit	—	—	629,170	(629,170)	—
Net loss	—	—	—	(1,287,679)	(1,287,679)
Balance - December 31, 2022	3,817,863	$382	$—	$(2,511,152)	$(2,510,770)

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

		For the Period from
		January 15, 2021
	For the Year	(Commencement of
	Ended	Operations) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,287,679)	$(594,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	(107,823)	(11,953)
Warrants transaction costs	—	454
Dividend earned from Trust Account	(1,849,833)	(9,458)
Change in fair value of over-allotment liability	—	(71,159)

Changes in operating assets and liabilities:
Prepaid expenses - current	148,059	(195,684)
Prepaid expenses - non-current	47,625	(47,625)
Accrued expenses	1,682,029	85,650
Income tax payable	413,919	—
Related party payable	480	—
Franchise tax payable	(146,513)	192,329
Net cash used in operating activities	(1,099,736)	(651,749)

Cash Flows from Investing Activities:
Investment of cash held in Trust Account	—	(128,439,370)
Transfer from Trust Account	347,540	—
Net cash provided by (used in) investing activities	347,540	(128,439,370)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	125,870,580
Proceeds from sale of Private Units	—	4,068,790
Proceeds from promissory note – related party	399,903	188,532
Repayment of promissory note – related party	—	(188,532)
Payments of offering costs	—	(437,315)
Net cash provided by financing activities	399,903	129,527,055

Net Change in Cash	(352,293)	435,936
Cash - Beginning of period	435,936	—
Cash - End of period	$83,643	$435,936

Non-cash investing and financing activities:
Issuance of Representative Shares	$—	$20
Offering costs paid through promissory note – related party	$—	$188,532
Initial classification of warrant liability	$—	$134,017
Initial classification of common stock subject to possible redemption	$—	$128,439,370
Accretion for common stock to redemption amount	$1,511,751	$7,069,369

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had no operating activity. All activity from January 15, 2021 (commencement of operations) to December 31, 2022 relates to the Company’s formation and the public offering (the “Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income from the funds deposited derived in a trust account (the “Trust Account”). The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company initially had up to 24 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”), or to such extended date as may be approved by our stockholders to consummate an initial business combination. On March 23, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation to extend the Combination Period to September 25, 2023 (refer to Note 11). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Merger Agreement

On December 12, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) the Company, (ii) Infinite Reality Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Pubco”), (iii) Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), (iv) Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco (“Infinite Reality Merger Sub” and, together with Purchaser Merger Sub, the “Merger Subs,” and the Merger Subs collectively with the Company and Pubco, the “Purchaser Parties”), and (v) Infinite Reality, Inc., a Delaware corporation (“Infinite Reality”).

Pursuant to the terms of the Merger Agreement, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Purchaser Merger”), (ii) Infinite Reality Merger Sub will merge with and into Infinite Reality, with the Infinite Reality continuing as the surviving entity (the “Company Merger,” and together with the Purchaser Merger, the “Mergers”), and (iii) following the Mergers, the Company and the Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.08 million in its operating bank account,  approximately $129.95 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $2.51 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 25, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated or extended. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At December 31, 2022 and 2021, the Company had approximately $129.95 million and $128.45 million, respectively of assets held in Trust Account held in Treasury Bills.

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

As of December 31, 2022 and 2021, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	As of December 31, 2022	As of December 31, 2021
Gross proceeds	$128,439,370	$128,439,370
Less:
Proceeds allocated to public warrants	—	(4,174,280)
Common stock issuance costs	—	(2,895,089)
Plus:
Accretion of carrying value to redemption value	1,511,751	7,069,369
Contingently redeemable common stock	$129,951,121	$128,439,370

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, and franchise tax payable approximated their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

		For the Period from
		January 15, 2021
		(commencement of
	For the Year Ended	operations) through
	December 31, 2022	December 31, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(992,622)	$(434,425)
Denominator:
Weighted average shares outstanding, redeemable common stock	12,843,937	10,292,501
Basic and diluted net loss per share, redeemable common stock	$(0.08)	$(0.04)

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(295,057)	$(159,878)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,787,858
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.04)

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than- not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. As of December 31, 2022, the company does not have uncertain tax positions or interest and penalties related to uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was enacted into law. Among other changes to the tax code, the act imposes a 1% excise tax on certain repurchases of corporate stock by certain publicly traded corporations. The 1% stock buyback tax applies to redemptions by domestic corporations occurring in taxable years beginning after December 31, 2022. The stock buyback tax may be applicable to certain SPAC redemptions, including in connection with a SPAC’s business combination. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, a number of exceptions to the stock buyback tax are available including exceptions to certain reorganizations; however, while these exceptions may be helpful in limiting the application of the stock buyback tax in situations in which it was not intended to apply, more guidance will be necessary for taxpayers to analyze the potential application of these exceptions and whether they will be able to rely upon them.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The IRS issued Notice 2023-3 (Initial guidance regarding the application of the excise tax on repurchases of corporate stock). The notice defines stock redemptions per Internal Revenue Code (IRC) section 317(b) and also defines transactions considered to be economically similar to a repurchase including certain acquisitive reorganizations, split-offs and certain overlap complete liquidations. Further, the notice defines transaction that are not economically similar transactions including complete liquidations and certain divisive transactions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by promissory note.

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, no Working Capital Loans were outstanding.

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the “Note”) to the Sponsor, of which $0.4 million was outstanding under the Note as of December 31, 2022. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the “Conversion Units”) at a conversion price of $10.00 per unit. Each Conversion Unit will consist of one share of common stock of the Company and one-half of one warrant, each whole warrant exercisable for one share of common stock of the Company at a price of $11.50 per share. Since the unit includes half a warrant the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of a unit was greater than a public unit's fair value as of December 31, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor's exercise of the option to convert the Note to a unit is de minimis. As a result, the Company recorded zero liability related to the conversion option bifurcating the underlying warrant included in the unit. The Conversion Units shall be identical to the Private Units.

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

As of December 31, 2022, an amount of $480 was payable to the Sponsor, in connection with the filing of a tax return.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

The Company has agreed to pay the Sponsor $0.01 million per month from the effective date of the registration statement for the Public Offering (the “Registration Statement”), for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a business combination or the liquidation of the Company. For the year ended December 31, 2022, the Company paid $0.12 million for these services, of which such amount is included in the operating costs on the accompanying statements of operations.

For the period from January 15, 2021 (commencement of operations) through December 31, 2021, the Company incurred $0.09 million for these services, of which such amount is included in the formation and operating costs on the accompanying statements of operations.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. On January 15, 2021, the Company issued 4,562,500 shares of common stock to the Sponsor and the underwriters and its designees. On March 22, 2021, the Sponsor and the underwriters effected a surrender of 862,500 and 50,000 shares of common stock to the Company, for no consideration. This resulted in a decrease in the total number of shares of common stock outstanding from 4,562,500 to 3,650,000. All shares and associated amounts have been retroactively restated to reflect the share surrender.

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of December 31, 2022 and December 31, 2021, there were 3,817,863 shares of common stock issued and outstanding, excluding 12,843,937 shares of common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheets.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Representative Shares (Continued)

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

NOTE 9 ─ INCOME TAX

The Company recorded income tax expense of $413,919 based on activities through December 31, 2022, primarily as a result of investment income, partially offset by net operating losses. The effective tax rate of (47.37%) as of December 31, 2022 differs from the statutory tax rate of 21% mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance.

The following table presents the current and deferred income tax provision for federal income taxes:

	December 31, 2022	December 31, 2021
Current tax provision:
Federal	$281,077	$—
State	132,843	—
	413,919	—
Deferred tax provision:
Federal	(143,893)	(142,162)
State	(86,089)	—
Change in Valuation Allowance	229,982	142,162
	—	—

Total provision for income taxes:	$413,919	$—

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9 ─ INCOME TAX (Continued)

Significant components of the Company’s net deferred tax asset or liability at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss	$—	$38,541
Startup costs	372,144	103,621
Total gross deferred tax assets	372,144	142,162
Valuation allowance	(372,144)	(142,162)
Net deferred tax assets	$—	$—

Deferred tax liabilities
Total deferred tax liabilities	$—	$—

Total	$—	$—

Reconciliations of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes at December 31, 2022 and December 31, 2021, respectively, follow:

	As of December 31, 2022		As of December 31, 2021
Expected tax at 21%	$(183,490)	21.00%	(124,804)	21.00%
State income tax, net of federal tax	50,042	(5.73)%	—	0.00%
Change in fair value of derivatives	348,570	(39.89)%	(17,454)	2.94%
Change in state rate	(31,185)	3.57%	—	0.00%
Change in valuation allowance	229,982	(26.32)%	142,162	(23.92)%
Warrants transaction costs	—	0.00%	96	(0.02)%
Provision for income taxes	$413,919	(47.37)%	—	0.00%

As of December 31, 2022 and December 31, 2021, the Company has $0 and $183,530, respectively, of U.S. federal net operating loss carryover which can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the periods ended December 31, 2022 and December 31, 2021, the change in the valuation allowance was $229,982 and $142,162, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The Company is subject to examination by US federal and Massachusetts tax authorities for tax years 2021 through 2022

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 10 ─ FAIR VALUE MEASUREMENTS

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

NOTE 10 ─ FAIR VALUE MEASUREMENTS (Continued)

For the year ended December 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $107,823, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations and for the period from January 15, 2021 (Commencement of Operations) through December 31, 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $11,953, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2022, by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$129,951,121	$—	$—
	$129,951,121	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$14,241
	$—	$—	$14,241

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company's financial assets that were measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

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

DECEMBER 31, 2022

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	10.01	9.71
Volatility	5.2%	10.4%
Probability of completing a Business Combination	90.1%	90.0%
Term (in years)	5.21	5.74
Risk-free rate	3.91%	1.32%

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$122,064
Change in fair value of derivative warrant liabilities	(107,823)
Derivative warrant liabilities at December 31, 2022	$14,241

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 11 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements. On March 3, 2023, the Company filed a definitive proxy statement for a special meeting on March 21, 2023 (the “Special Meeting”) to seek approval from its stockholders to amend the Company’s second amended and restated certificate of incorporation (the “Second Amended and Restated Certificate of Incorporation”) to further extend the date by which the Company is required to complete its initial business combination from March 25, 2023 to September 25, 2023 (the “Extension Proposal”) and to approve the adjournment of the Special Meeting to a later date or dates, if necessary or convenient, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”). The Extension Proposal and Adjournment Proposal were approved on March 21, 2023.

In connection with approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78,770,623. As a result, approximately $78,770,623 will be removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 8,917,715 shares of common stock outstanding.

Additionally, in connection with the approval of the Extension Proposal, the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date (each, an “Extension Period”), or portion thereof, that is needed to complete an initial business combination (such loans, together with the Initial Contribution, the “Contribution”), which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial business combination.

On March 15, 2023, the Company amended and restated the Note (the “Amended Note”) in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial business combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company amended and restated the Note (the “Second Amended Note”) to increase the principal amount of up to $0.9 million to up to $2.1 million to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount.

On March 23, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to extend the date by which the Company has to consummate a business combination to from March 25, 2023 to September 25, 2023.

On March 24, 2023, the Company deposited the Initial Contribution and will deposit an aggregate of $200,000 per month during each Extension Period, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the Trust Account.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and EBC, as representative of the several underwriters. (3)
1.2	Form of Business Combination Marketing Agreement. (2)
2.1+

Agreement and Plan of Merger, dated as of December 12, 2022, by and among the Company, Infinite Reality, Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc., and Infinity NBIR Company Merger Sub Inc. (5)

3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Newbury Street Acquisition Corporation, dated March 22, 2023. (6)
4.1	Warrant Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Common Stock Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement dated March 22, 2021, by and among the Company, its officers, its directors and the sponsor. (3)
10.2	Investment Management Trust Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement dated March 22, 2021, by and between the Company, the sponsor and EBC. (3)
10.4	Administrative Support Agreement dated March 22, 2021, by and between the Company and the sponsor. (3)
10.5.1	Private Placement Units Purchase Agreement dated March 22, 2021, by and between the Company and the sponsor. (3)
10.5.2	Private Placement Units Purchase Agreement dated March 22, 2021, by and between the Company and EBC. (3)
10.6	Stock Escrow Agreement dated March 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company. (3)
10.7	Business Combination Marketing Agreement dated March 22, 2021, by and between the Company and EBC. (3)
10.8	Promissory Note dated November 23, 2020, issued to the sponsor. (1)
10.9	Founder Securities Subscription Agreement between the Registrant and Newbury Street Acquisition Sponsor LLC. (1)
10.10	Form of Indemnification Agreement. (2)
10.11	Form of Voting Agreement (5)
10.12	Form of Sponsor Letter Agreement. (5)
10.13	Form of Lock-Up Agreement. (5)
10.14	Form of Contingent Value Rights Agreement (5)
10.15	Amended and Restated Promissory Note dated March 22, 2023, issued to the sponsor. (6)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

+Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

48

*Filed herewith.

**Furnished herewith.

(1)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021.
(2)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 15, 2021.
(3)	Incorporated herein by reference to the applicable exhibit to the Company’s Form 8-K, filed with the SEC on March 26, 2021.
(4)	Incorporated herein by reference to the applicable exhibit to the Company's Form 10-K, filed with the SEC on March 31, 2022.
(5)	Incorporated herein by reference to the applicable exhibit to the Company's Form 8-K, filed with the SEC on December 15, 2022.
(6)	Incorporated herein by reference to the applicable exhibit to the Company's Form 8-K, filed with the SEC on March 27, 2023.

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	NEWBURY STREET ACQUISITION CORPORATION

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Bushey	Chief Executive Officer	March 31, 2023
Thomas Bushey	(Principal Executive Officer)

/s/ Kenneth King	Chief Financial Officer	March 31, 2023
Kenneth King	(Principal Financial and Accounting Officer)

/s/ Matthew Hong	Chairman	March 31, 2023
Matthew Hong

/s/ Jennifer Vescio	Director	March 31, 2023
Jennifer Vescio

/s/ Teddy Zee	Director	March 31, 2023
Teddy Zee

50