Form 10-Q
period 2023-03-31
Newbury Street Acquisition Corp
filed 2023-05-19
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023 there were 8,917,715 shares of common stock, $0.0001 par value, issued and outstanding.

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
●“Combination Period” are to the 30-month period from the closing of the Public Offering (as defined below) to September 25, 2023, or such earlier date as determined by the board that the Company has to consummate a Business Combination;
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
●“Infinite Reality” are to Infinite Reality, Inc., a Delaware corporation;
●“Infinite Reality Merger Sub” are to Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco (as defined below) in connection with the Merger Agreement (as defined below);
●“Infinite Reality Merger” are to the merger between the Infinite Reality Merger Sub and Infinite Reality, where Infinite Reality will be the surviving entity under the Merger Agreement (as defined below);
●“Infinite Reality Business Combination” are to the proposed business combination transactions involving the Company and Infinite Reality, including all of the transactions contemplated by the Merger Agreement;
●“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●“Jobs Act” are to the Jumpstart Our Business Startups Act of 2012;
●“management” or “management team” refer to our officers and directors;
●“Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, by and among the Company, Infinite Reality, Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc., and Infinity NBIR Company Merger Sub Inc.;
●“Merger Subs” are to the Purchaser Merger Sub (as defined below) and the Infinite Reality Merger Sub;
●“Mergers” are to the Purchaser Merger (as defined below) and the Infinite Reality Merger;

●“Pubco” are to Infinite Reality Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company;
●“Purchaser Merger” are to the merger between the Purchaser Merger Sub and the Company, where the Company will be the surviving entity under with the Merger Agreement;
●“Purchaser Merger Sub” are to Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco;
●“Purchaser Party” are to any of the Company, Pubco, and the Merger Subs;
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
●“Public Offering” are to the initial public offering consummated by the Company on March 25, 2021;
●“public stockholders” are to the holders of the outstanding Public Shares;
●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering;
●	the “Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023;
●	“Representative Shares” are to the shares of common stock issued to the underwriters and their designees at the closing of our initial public offering.
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Amended and Restated Certificate of Incorporation” are to the Second Amended and Restated Certificate of Incorporation, as amended, of the Company;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” or “SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC;
●	“Trust Account” are to the U.S.-based trust account in which the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering; and
●	“Units” are to the units sold in the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022 (Audited)		1

Condensed Statements of Operations for the Three Months Ended March 31, 2023 and for the Three Months Ended March 31, 2022 (Unaudited)		2

Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2023 and for the Three Months Ended March 31, 2022 (Unaudited)		3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023 and for the Three Months Ended March 31, 2022 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Control and Procedures	30

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$434,344	$83,643
Prepaid expenses - current	—	47,625
Total Current Assets	434,344	131,268

Cash held in Trust Account	131,470,065	129,951,121
Total Assets	$131,904,409	$130,082,389

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$2,162,497	$1,767,679
Excise duty payable	787,706	—
Income tax payable	777,288	413,919
Franchise tax payable	49,949	45,816
Related party payable	480	480
Promissory note - related party	469,903	399,903
Extension loan	600,000	—
Stockholders redemption liability	78,770,623	—
Derivative warrant liabilities	9,135	14,241
Total Current Liabilities	83,627,581	2,642,038

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 5,099,852 shares as of March 31, 2023, and 12,843,937 shares as of December 31, 2022, respectively, at redemption value	52,286,073	129,951,121

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 5,099,852 shares as of March 31, 2023, and 12,843,937 shares as of December 31, 2022, respectively, subject to possible redemption	382	382
Additional paid-in capital	—	—
Accumulated deficit	(4,009,627)	(2,511,152)
Total Stockholders' Deficit	(4,009,245)	(2,510,770)
Total Liabilities and Stockholders' Deficit	$131,904,409	$130,082,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$575,661	$277,656
Franchise tax expense	50,000	50,000
Loss from operations	(625,661)	(327,656)
Other income:
Change in fair value of derivative warrant liabilities	5,106	67,135
Dividend income	1,378,730	12,934
Other income	—	5,000
Profit (loss) before provision for income taxes	758,175	(242,587)
Income tax expense	(363,369)	—
Net profit (loss)	$394,806	$(242,587)

Weighted average shares outstanding, basic and diluted, redeemable common stock	11,983,483	12,843,937
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$(0.01)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,817,863
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,817,863	$382	$—	$(2,511,152)	$(2,510,770)
Accretion for common stock to redemption amount	—	—	—	(1,105,575)	(1,105,575)
Excise duty in connection with redemption of redeemable shares	—	—	—	(787,706)	(787,706)
Net profit	—	—	—	394,806	394,806
Balance – March 31, 2023	3,817,863	$382	$—	$(4,009,627)	$(4,009,245)

Three Months Ended March 31, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — January 1, 2022	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(242,587)	(242,587)
Balance - March 31, 2022	3,817,863	$382	$882,581	$(836,890)	$46,073

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$394,806	$(242,587)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	(5,106)	(67,135)
Dividend earned from Trust Account	(1,378,730)	(12,934)

Changes in operating assets and liabilities:
Prepaid expenses - current	47,626	2,536
Prepaid expenses - non-current	—	47,625
Other receivable	—	(5,000)
Accrued expenses	394,817	(13,005)
Franchise tax payable	4,133	(142,329)
Income tax payable	363,369	—
Related party payable	—	480
Net cash used in operating activities	(179,085)	(432,349)

Cash Flows from Investing Activities:
Extension loan	(600,000)	—
Transfer from Trust Account	459,786	9,500
Net cash (used in) provided by investing activities	(140,214)	9,500

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	70,000	—
Proceeds from extension loan	600,000	—
Net cash provided by financing activities	670,000	—

Net Change in Cash	350,701	(422,849)
Cash - Beginning of period	83,643	435,936
Cash - End of period	$434,344	$13,087

Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$1,105,575	$—
Excise tax payable	$787,706	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Newbury Street Acquisition Corporation (the “Company”) was incorporated in Delaware on November 6, 2020. The Company is a blank check formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

While the Company may pursue a Business Combination target in any business or industry, the Company intends to focus its search on a technology business in the consumer internet or media space, including sports and entertainment verticals. In particular, the Company shall focus on disruptive, high growth companies with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had no operating activity. During the period from January 15, 2021 (commencement of operations) to March 31, 2023, the Company’s activity up to the Public Offering related to the Company’s formation and Public Offering, which is described below, and subsequent to the Public Offering, and search for and consummation of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income derived from the funds deposited in Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity upon the completion of the Public Offering in accordance with the ASC Topic 480 “Distinguishing Liabilities from Equity.”

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Second Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Company initially had up to 24 months from the closing of the Public Offering to March 25, 2023 to complete a Business Combination, which was extended to September 25, 2023 at the special meeting of the Company’s stockholders on March 21, 2023. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Merger Agreement

On December 12, 2022, the Company, entered into the Merger Agreement by and among (i) the Company, (ii) Pubco, (iii) Purchaser Merger Sub, (iv) Company Merger Sub, and (v) Infinite Reality.

Pursuant to the terms of the Merger Agreement, (i) Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, (ii) Company Merger Sub will merge with and into Infinite Reality, with the Infinite Reality continuing as the surviving entity, and (iii) following the Mergers, the Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

Stockholder Extension Meeting

On March 3, 2023, the Company filed a definitive proxy statement for a special meeting on March 21, 2023 (the “Special Meeting”) to seek approval from its stockholders to amend the Second Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete its initial Business Combination from March 25, 2023 to September 25, 2023 (the “Extension Proposal”) and to approve the adjournment of the Special Meeting to a later date or dates, if necessary or convenient, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”). The Extension Proposal and Adjournment Proposal were approved on March 21, 2023.

In connection with approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.8 million. As a result, on April 3, 2023, approximately $78.8 million was removed from the Company’s Trust Account to pay such holders, following which, 5,099,852 shares of common stock subject to redemption, remain outstanding.

Additionally, in connection with the approval of the Extension Proposal, the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Stockholder Extension Meeting (Continued)

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

On March 23, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to extend the date by which the Company has to consummate a Business Combination from March 25, 2023 to September 25, 2023.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $0.43 million in its operating bank account, approximately $131.47 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $83.1 million. In connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders, $78.8 million was removed from the Trust Account on April 3, 2023, leaving $52.9 million in the Trust Account.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

Cash Held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had approximately $131.47 million and $129.95 million, respectively, of assets held in Trust Account held in Treasury Bills.

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

As of March 31, 2023 and December 31, 2022, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Gross proceeds	$129,951,121	$128,439,370
Plus:
Accretion of carrying value to redemption value	1,105,575	1,511,751
Stockholders redemptions	(78,770,623)	—
Contingently redeemable common stock	$52,286,073	$129,951,121

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs are charged against the carrying value of common stock or stockholders’ deficit based on the relative value of the shares of common stock and the warrants, to the proceeds received from the Units sold upon the completion of the Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Public Offering that were directly related to the Public Offering. The Company incurred offering costs amounting to $3.00 million as a result of the Public Offering, consisting of $2.57 million of cash underwriting discount and $0.43 million of other offering costs. As such, the Company recorded $2.90 million of offering costs as a reduction of temporary equity, $0.10 million of offering costs as a reduction of permanent equity and $454 of offering cost as reduction in the statement of operations.

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximated their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

Net Profit (Loss) Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net profit (loss) per share of common stock is computed by dividing the pro rata net profit (loss) between the shares of common stock subject to redemption and the shares of common stock not subject to redemption by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted profit (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,625,409 shares of common stock in the aggregate.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Common stock subject to possible redemption
Numerator:
Net profit (loss) allocable to common stock subject to possible redemption	$299,414	$(187,001)
Denominator:
Weighted average shares outstanding, redeemable common stock	11,983,483	12,843,937
Basic and diluted net profit (loss) per share, redeemable common stock	$0.02	$(0.01)

Non-redeemable common stock
Numerator:
Net profit (loss) allocable to common stock not subject to redemption	$95,392	$(55,586)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,817,863
Basic and diluted net profit (loss) per share, non-redeemable common stock	$0.02	$(0.01)

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

The Company recorded income tax expense of $0.36 million based on activities through March 31, 2023, primarily as a result of investment income, partially offset by deductible expenses. The effective tax rate of 47.93% as of March 31, 2023 differed from the statutory tax rate of 21% mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. As of March 31, 2023, the Company does not have uncertain tax positions or interest and penalties related to uncertain tax positions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. As of March 31, 2023, $0.79 million was incurred by the Company as excise tax expense in connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders.

The IRS issued Notice 2023-3 (Initial guidance regarding the application of the excise tax on repurchases of corporate stock). The notice defines stock redemptions per Internal Revenue Code (IRC) section 317(b) and also defines transactions considered to be economically similar to a repurchase including certain acquisitive reorganizations, split-offs and certain overlap complete liquidations. Further, the notice defines transaction that are not economically similar transactions, including complete liquidations and certain divisive transactions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 ─ PUBLIC OFFERING

On March 25, 2021, the Company closed on the sale of 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable Public Warrant. Each whole Public Warrant offered in the Offering is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share.

On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of $8.44 million.

In connection with the Public Offering, the Company granted the underwriters an option to purchase 1,800,000 shares of the Company’s common stock at the Public Offering price, or $10.00 per share, for 45 days commencing on October 25, 2021 (grant date). Since this option extended beyond the closing of the Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and March 30, 2021 and expiration amount recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at March 30, 2021 (refer to Note 10 for fair value information).

NOTE 4 ─ PRIVATE UNITS

Concurrently with the closing of the Public Offering, the Sponsor and the underwriters purchased an aggregate of 390,000 Private Units generating gross proceeds of $3.90 million in aggregate in a private placement. Each private unit consists of one share of the Company’s common stock, $0.0001 par value and one-half of one redeemable Private Warrant. Each whole Private Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8).

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

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, no Working Capital Loans were outstanding.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans (Continued)

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the “Note”) to the Sponsor, of which $0.4 million was outstanding under the Note as of December 31, 2022. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units at a conversion price of $10.00 per unit.

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units (the “Conversion Units”) at a conversion price of $10.00 per unit.

However, on March 15, 2023, the Company amended and restated the Note (the “Amended Note”) in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company amended and restated the Note (the “Second Amended Note”) to increase the principal amount of up to $0.9 million to up to $2.1 million to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount.

At March 31, 2023 and December 31, 2022, $0.47 million and $0.40 million were outstanding, respectively.

Extension Loan

The Sponsor or its designees have agreed to contribute to the Company as a note, to fund the Contribution. The Initial Contribution was deposited into the Trust Account on March 24, 2023. Additionally, an aggregate of $200,000 per month will be funded throughout the Extension Period, or portion thereof, that is needed to complete an initial Business Combination which amount will be deposited into the Trust Account.

Related Party Payable

As of March 31, 2023, an amount of $480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month from the effective date of the Registration Statement for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2023, the Company paid $0.03 million for these services, of which such amount is included in the operating costs on the accompanying condensed statements of operations.

For the three months ended March 31, 2022, the Company incurred $0.03 million for these services, of which such amount is included in the formation and operating costs on the accompanying statements of operations.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination.

The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Public Offering (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

Additionally, the Company will pay EBC a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EBC introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and March 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of March 31, 2023 and December 31, 2022, there were 3,817,863 shares of common stock issued and outstanding, excluding 5,099,852 shares of common stock as of March 31, 2023, and 12,843,937 shares of common stock as of December 31, 2022, respectively, that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheets.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

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

In January 2021, the Company issued to EBC and its designees, 250,000 Representative Shares.

On March 22, 2021, 50,000 Representative Shares were returned by EBC and its designees to the Company, for no consideration. This resulted in a decrease in the total number of Representative Shares outstanding from 250,000 to 200,000.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

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

For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $5,106 and $67,135, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2023, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$131,470,065	$—	$—
	$131,470,065	$—	$—

Liabilities:
Derivative warrant liabilities - Private	$—	$—	$9,135
	$—	$—	$9,135

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	10.25	9.71
Volatility	5.0%	10.4%
Probability of completing a Business Combination	90.1%	90.0%
Term (in years)	5.26	5.74
Risk-free rate	3.53%	1.32%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2023, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$14,241
Change in fair value of derivative warrant liabilities	(5,106)
Derivative warrant liabilities at March 31, 2023	$9,135

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On April 3, 2023, $78.8 million was removed from the Trust Account in connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders subsequent to the approval of the Extension Proposal.

On April 11, 2023, the Company liquidated the cash held in the Trust Account and instead holds the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Business Combination or our liquidation.

In April 2023, $49,140 was drawn down under the Amended Note. A further draw down of $25,000 was made in May 2023, bringing the outstanding balance as of filing date to $0.54 million.

On May 15, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into an amendment to the Merger Agreement to provide for (i) a revised definition of the definition of “Fully Diluted Shares”, (ii) the removal of Section 7.2(b) of the Merger Agreement (Minimum Cash Condition) in its entirety; and (iii) the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

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

All activity through March 31, 2023 related to the Company’s formation, Public Offering, and search for and consummation of a prospective initial Business Combination target.

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

Infinite Reality Business Combination

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

On May 15, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into an amendment to the Merger Agreement (the “Amended Merger Agreement”) to provide for (i) a revised definition of the definition of “Fully Diluted Shares”, (ii) the removal of Section 7.2(b) of the Merger Agreement (Minimum Cash Condition) in its entirety; and (iii)

the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

For a full description of the Merger Agreement and the proposed Infinite Reality Business Combination, please see “Item 1. Financial Statements.” For additional information of the Amended Merger Agreement, please see the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2023.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through March 31, 2023 were related to the Company’s formation and the Public Offering, and subsequent to the Public Offering, identifying a target company for Business Combination, and subsequent to entering into the Merger Agreement, pursuing the completion of the Infinite Reality Business Combination. The Company does not expect to generate any operating revenues until after the completion of its Business Combination. The Company generates non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended March 31, 2023, the Company had a net profit of approximately $0.39 million, which consisted of dividend income of approximately $1.38 million and change in fair value of warrant liabilities of approximately $5,106, offset by excise tax expense of approximately $0.79 million, franchise tax expense of approximately $0.05 million, income tax expense of approximately $0.36 million and operating costs of approximately $0.58 million.

For the three months ended March 31, 2022, the Company had a net loss of approximately $0.24 million, which consisted of dividend income of $12,934, other income of $5,000, change in fair value of warrant liabilities of $67,135 and offset by franchise tax expense of approximately $0.05 million and operating costs of approximately $0.28 million.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $0.43 million in cash and no cash equivalents.

Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from its Sponsor.

On March 25, 2021, the Company’s consummated the Public Offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to Sponsor and EBC, generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 16,879 Private Units at a price of $10.00 per private unit in a private placement to Sponsor and EBC, generating gross proceeds of approximately $0.17 million.

Following the Public Offering and the private placement, a total of approximately $128.44 million was placed in the Trust Account. The Company incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

As of March 31, 2023, the Company had assets held in the Trust Account of approximately $131.47 million. In connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders, approximately $78.8 million was removed from the Trust Account on April 3, 2023, leaving approximately $52.9 million in the Trust Account. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, to complete its Business Combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of March 31, 2023, the Company had cash of approximately $0.43 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account and any proceeds from borrowings primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In addition, on May 3, 2022, the Company issued a promissory note for up to approximately $0.4 million (the “Note”) to the Sponsor. The first drawdown was on May 24, 2022 of approximately $0.23 million. On August 30, 2022, September 6, 2022 and September 21, 2022, there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million respectively. As of March 31, 2023, $0.9 million was outstanding under the Note. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”).

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note elect to convert all or any portion of the unpaid principal balance of the Note into units at a conversion price of $10.00 per unit.

However, on March 15, 2023, the Company amended and restated the Note (the “Amended Note”) in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company amended and restated the Amended Note (the “Second Amended Note”) to increase the principal amount of up to $0.9 million to up to $2.1 million, pursuant to which the sponsor agreed to loan to the Company up to $2.1 million.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, the Company has until September 25, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 25, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 25, 2023.

Extension Loan

The Sponsor or its designees have agreed to contribute to the Company as a note, to fund the Contribution. The Initial Contribution was deposited into the Trust Account on March 24, 2023. Additionally, an aggregate of $200,000 per month will be funded throughout the Extension Period, or portion thereof, that is needed to complete an initial Business Combination which amount will be deposited into the Trust Account.

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with its Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist it with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of up to $4.2 million for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other Financial Industry Regulatory Authority members that assist us in identifying or consummating an initial Business Combination. The Company will also pay EBC a cash fee of up to 1% of the gross proceeds from the Public Offering as a fee for introducing the Company to target companies for an initial Business Combination.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month, from the effective date of the Registration Statement, for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months March 31, 2023, the Company incurred $0.03 million for these services, of which such amount is included in the operating costs on the accompanying statements of operations.

For the three months ended March 31, 2022, the Company incurred $0.03 million for these services, of which such amount is included in the formation and operating costs on the accompanying statements of operations.

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

Net Profit (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net profit (loss) per share of common stock is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. The Company applies the two-class method in calculating earnings per share. The calculation of diluted profit (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

On March 3, 2023, the Company filed a definitive proxy statement for a special meeting on March 21, 2023 (the “Special Meeting”) to seek approval from its stockholders to amend the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company is required to complete its initial Business Combination from March 25, 2023 to September 25, 2023 (the “Extension Proposal”) and to approve the adjournment of the Special Meeting to a later date or dates, if necessary or convenient, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”). The Extension Proposal and Adjournment Proposal were approved on March 21, 2023.

In connection with approval of the Extension Proposal, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.8 million. As a result, on April 3, 2023, approximately $78.8 million was removed from the Company’s Trust Account to pay such holders, following which, 5,099,852 shares of common stock subject to redemption, remain outstanding.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

Our internal control over financial reporting did not result in the application of complex financial instruments and complex accounting matters issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

The Company restated its financial statements included in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021, and March 31, 2021, and Current Report on Form 8-K as of March 25, 2021, to reclassify all the Company’s common stock subject to possible redemption in temporary equity.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related to application of complex financial instruments and complex accounting matters as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s fillings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with an extension of the Combination Period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the Combination Period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a Business Combination (currently September 25, 2023) is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, On April 11, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on April 11, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amendment to Agreement and Plan of Merger, dated May 15, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on May 16, 2023)
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, dated March 22, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on March 27, 2023)

10.1	Amended and Restated Promissory Note of the Company, dated March 15, 2023 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on March 20, 2023)
10.2	Amended and Restated Promissory Note of the Company, dated March 22, 2023 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on March 27, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Date: May 18, 2023	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)