Form 10-Q
period 2023-06-30
Newbury Street Acquisition Corp
filed 2023-08-14
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 8,917,715 shares of common stock, $0.0001 par value, issued and outstanding.

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
●“Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, by and among the Company, Infinite Reality, Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc., and Infinity NBIR Company Merger Sub Inc., as amended by the First Amendment to the Agreement and Plan of Merger, dated May 15, 2023, and the Second Amendment to the Agreement and Plan of Merger, dated July 21, 2023;
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
●“Public Offering” are to the initial public offering consummated by the Company on March 25, 2021;
●“public stockholders” are to the holders of the outstanding Public Shares;
●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering;
●	this “Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023;
●	“Representative Shares” are to the shares of common stock issued to the underwriters and their designees at the closing of our initial public offering.
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Amended and Restated Certificate of Incorporation” are to the Second Amended and Restated Certificate of Incorporation, as amended, of the Company;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” or “SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC;
●	“Trust Account” are to the U.S.-based trust account in which the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering; and
●	“Units” are to the units sold in the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022		1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and for the Three and Six Months Ended June 30, 2022 (Unaudited)		2

Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2023 and for the Three and Six Months Ended June 30, 2022 (Unaudited)		3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the Six Months Ended June 30, 2022 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Control and Procedures	33

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$14,472	$83,643
Prepaid expenses - current	—	47,625
Total Current Assets	14,472	131,268

Cash held in Trust Account	53,327,162	129,951,121
Total Assets	$53,341,634	$130,082,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,285,752	$1,767,679
Excise duty payable	787,706	—
Income tax payable	488,260	413,919
Franchise tax payable	19,949	45,816
Related party payable	480	480
Promissory note - related party	721,327	399,903
Extension loan	700,000	—
Derivative warrant liabilities	38,654	14,241
Total Current Liabilities	5,042,128	2,642,038

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 5,099,852 shares as of June 30, 2023, and 12,843,937 shares as of December 31, 2022, at redemption value	52,738,744	129,951,121

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 5,099,852 shares as of June 30, 2023, and 12,843,937 shares as of December 31, 2022, subject to possible redemption	382	382
Additional paid-in capital	100,000	—
Accumulated deficit	(4,539,620)	(2,511,152)
Total Stockholders’ Deficit	(4,439,238)	(2,510,770)
Total Liabilities, Common stock subject to possible redemption and Stockholders’ Deficit	$53,341,634	$130,082,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and operating costs	$380,474	$219,959	$956,135	$497,615
Franchise tax expense	50,000	50,000	100,000	100,000
Loss from operations	(430,474)	(269,959)	(1,056,135)	(597,615)
Other income:
Change in fair value of derivative warrant liabilities	(29,519)	28,482	(24,413)	95,617
Dividend income	507,720	173,437	1,886,450	186,371
Other income	—	—	—	5,000
Profit (loss) before provision for income taxes	47,727	(68,040)	805,902	(310,627)
Income tax expense	(125,049)	(4,066)	(488,418)	(4,066)
Net (loss) profit	$(77,322)	$(72,106)	$317,484	$(314,693)

Weighted average shares outstanding, basic and diluted, redeemable common stock	5,099,852	12,843,937	8,541,668	12,843,937
Basic and diluted net (loss) profit per share, redeemable common stock	$(0.00)	$(0.00)	$0.03	$(0.02)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable common stock	$(0.00)	$(0.00)	$0.03	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,817,863	$382	$—	$(2,511,152)	$(2,510,770)
Accretion for common stock to redemption amount	—	—	—	(1,105,575)	(1,105,575)
Excise duty in connection with redemption of redeemable shares	—	—	—	(787,706)	(787,706)
Net profit	—	—	—	394,806	394,806
Balance - March 31, 2023	3,817,863	382	—	(4,009,627)	(4,009,245)
Accretion for common stock to redemption amount	—	—	—	(452,671)	(452,671)
Monthly Extension Fee Provided by Infinite Reality	—	—	100,000	—	100,000
Net loss	—	—	—	(77,322)	(77,322)
Balance – June 30, 2023	3,817,863	$382	$100,000	$(4,539,620)	$(4,439,238)

	Six Months Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — January 1, 2022	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(242,587)	(242,587)
Balance - March 31, 2022	3,817,863	382	882,581	(836,890)	46,073
Accretion for common stock to redemption amount	—	—	(186,329)	—	(186,329)
Net loss	—	—	—	(72,106)	(72,106)
Balance - June 30, 2022	3,817,863	$382	$696,252	$(908,996)	$(212,362)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$317,484	$(314,693)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	24,413	(95,617)
Dividend earned from Trust Account	(1,886,450)	(186,371)

Changes in operating assets and liabilities:
Prepaid expenses - current	47,625	50,691
Prepaid expenses - non-current	—	47,625
Accrued expenses	518,073	(1,367)
Franchise tax payable	(25,867)	(169,421)
Income tax payable	74,341	4,066
Related party payable	—	480
Net cash used in operating activities	(930,381)	(664,607)

Cash Flows from Investing Activities:
Deposit into Trust Account for extension	(800,000)	—
Transfer from Trust Account	539,786	9,500
Cash withdrawn from Trust account in connection with redemption	78,770,623	—
Net cash (used in) provided by investing activities	78,510,409	9,500

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	321,424	230,367
Proceeds from extension loan – related party	700,000	—
Proceeds from Infinite Reality for extension	100,000	—
Payment for Redemption	(78,770,623)	—
Net cash provided by financing activities	(77,649,199)	230,367

Net Change in Cash	(69,171)	(424,740)
Cash - Beginning of period	83,643	435,936
Cash - End of period	$14,472	$11,196

Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$1,558,246	$186,329
Excise tax payable	$787,706	$—

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

As of June 30, 2023, the Company had no operating activity. During the period from January 15, 2021 (commencement of operations) to June 30, 2023, the Company’s activity up to the Public Offering related to the Company’s formation and Public Offering, which is described below, and subsequent to the Public Offering, the search for and consummation of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income derived from the funds deposited in Trust Account. The Company has selected December 31 as its fiscal year end.

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

On May 15, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into the first amendment to the Merger Agreement (the “First Merger Amendment”) to provide for (i) a revised definition of "fully diluted shares", (ii) the removal of Section 7.2(b) of the Merger Agreement (Minimum Cash Condition) in its entirety; and (iii) the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into a second amendment to the Merger Agreement (the “Second Merger Amendment”) to provide for the addition of a new Section 6.24 pursuant to which Infinite Reality agrees to pay a “Monthly Extension Fee” of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Merger Agreement is terminated for any reason other than a breach by the Company, Infinite Reality agrees to pay all expenses of the Company incurred after March 31, 2023, provided that in no event shall such payment exceed $3,000,000 (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, the Company agrees to pay for all transaction expenses up to $10,000,000 in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

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

Additionally, in connection with the approval of the Extension Proposal, the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business.

Combination (each monthly payment, a “Monthly Extension Fee” and, together with the Initial Contribution, the “Contribution”), which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial Business Combination.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality (Refer to Note 6).

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment pursuant to which Infinite Reality agreed to pay the Monthly Extension Fee of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers.

On July 21, 2023, Infinite Reality deposited a Monthly Extension Fee of $200,000 directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.0 million.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $0.01 million in its operating bank account, approximately $53.33 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $5.13 million. In connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders, approximately $78.8 million was removed from the Trust Account on April 3, 2023. As of June 30, 2023, the Company had approximately $53.33 million in its Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account performing due diligence on prospective target businesses, including for the Infinite Reality Business Combination, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

As of June 30, 2023 and December 31, 2022, the Company had cash of approximately $0.01 million and $0.08 million, respectively, outside of funds held in the Trust Account.

Cash Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $53.33 million and $129.95 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account and in Treasury Bills. respectively.

On April 3, 2023, approximately $78.8 million was removed from the Trust Account in connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders subsequent to the approval of the Extension Proposal.

On April 11, 2023, the Company liquidated the funds held in the Trust Account and instead holds the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Business Combination or the Company’s liquidation.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality. The monthly extension payment of $100,000 deposited into the Trust Account by Infinite Reality is non-reimbursable by the Company or the Sponsor.

On July 21, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of $200,000 directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.0 million. Any monthly extension payment deposited into the Trust Account by Infinite Reality is non-reimbursable by the Company or the Sponsor.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

As of June 30, 2023 and December 31, 2022, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	As of	As of
	June 30, 2023	December 31, 2022
Gross proceeds	$129,951,121	$128,439,370
Plus:
Accretion of carrying value to redemption value	1,558,248	1,511,751
Stockholders redemptions	(78,770,623)	—
Contingently redeemable common stock	$52,738,744	$129,951,121

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

As of June 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximated their fair values due to the short-term nature of the instruments.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss) Profit Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net  (loss) profit per share of common stock is computed by dividing the pro rata net  (loss) profit between the shares of common stock subject to redemption and the shares of common stock not subject to redemption by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted (loss) profit per share of common stock does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,625,409 shares of common stock in the aggregate.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common stock subject to possible redemption
Numerator:
Net (loss) profit allocable to common stock subject to possible redemption	$(44,219)	$(55,584)	$219,413	$(242,585)
Denominator:
Weighted average shares outstanding, redeemable common stock	5,099,852	12,843,937	8,541,668	12,843,937
Basic and diluted net (loss) profit per share, redeemable common stock	$(0.00)	$(0.00)	$0.03	$(0.02)

Non-redeemable common stock
Numerator:
Net (loss) profit allocable to common stock subject to possible redemption	$(33,103)	$(16,522)	$98,071	$(72,108)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable common stock	$(0.00)	$(0.00)	$0.03	$(0.02)

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

The Company recorded income tax expense of $0.49 million based on activities through June 30, 2023, primarily as a result of investment income, partially offset by deductible expenses. The Company's year to date effective tax rate for the second quarter ended June 30, 2023 was 60.61% compared to (1.31%) in the year to date second quarter ended June 30, 2022. The Company's effective rate for the standalone second quarter ended June 30, 2023 was 262% compared to 5.98% in the standalone second quarter ended June 30, 2022. The 2023 year to date effective rate of 60.61% differs from the statutory tax rate of 21% mainly due to permanent nondeductible GAAP expenses, state income taxes and change in the valuation allowance. The standalone second quarter ended June 30, 2023 effective rate of 262% differs from the statutory tax rate of 21% mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. As of June 30, 2023, the Company does not have uncertain tax positions or interest and penalties related to uncertain tax positions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. As of June 30, 2023, $0.79 million was incurred by the Company as excise tax expense in connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders.

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

The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

However, on March 15, 2023, the Company amended and restated the Note (the “Amended Note”) in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the Maturity Date.

On March 22, 2023, the Company amended and restated the Note (the “Second Amended Note”) to increase the principal amount of up to $0.9 million to up to $2.1 million to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount.

In April 2023, $49,140 was drawn down under the Second Amended Note. In May 2023, an additional aggregate of $221,449 was drawn down under the Second Amended Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $102,665 was refunded, under the Second Amended Note.

At June 30, 2023 and December 31, 2022, approximately $0.72 million and $0.40 million were outstanding under the Second Amended Note, respectively.

Extension Loan

The Sponsor or its designees have agreed to contribute to the Company as a note to fund the Contribution. The Initial Contribution was deposited into the Trust Account on March 24, 2023. Additionally, an aggregate of $200,000 per month of Monthly Extension Fee will be funded throughout the Extension Period, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor, bringing the balance of the extension loan outstanding to $0.7 million as of June 30, 2023. The other $100,000 payment was from Infinite Reality and this amount is non-reimbursable by the Company or the Sponsor.

Related Party Payable

As of June 30, 2023, an amount of $480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month from the effective date of the Registration Statement for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the six months ended June 30, 2023, the Company has accrued $0.06 million for these services. For the six months ended June 30, 2022, the Company paid $0.04 million and accrued $0.02 million for these services. These amounts are included in the operating costs on the accompanying condensed statements of operations.

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

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of June 30, 2023 and December 31, 2022, there were 3,817,863 shares of common stock issued and outstanding, excluding 5,099,852 shares of common stock as of June 30, 2023, and 12,843,937 shares of common stock as of December 31, 2022, respectively, that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheets.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – DERIVATIVE WARRANTS LIABILITIES

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

For the six months ended June 30, 2023, the Company recognized a loss to the statements of operations resulting from an increase in the fair value of liabilities of $24,413, and for the six months ended June 30, 2022, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $95,617, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets and liablities that were measured at fair value on a recurring basis at June 30, 2023, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Private	$—	$—	$38,654
	$—	$—	$38,654

At June 30, 2023, assets held in the Trust Account comprised of $53.3 million in an interest-bearing Demand Deposit Account.

The following table presents information about the Company’s financial assets and liablities that were measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	10.38	9.71
Volatility	5.3%	10.4%
Probability of completing a Business Combination	90.1%	90.0%
Term (in years)	5.26	5.74
Risk-free rate	4.03%	1.32%

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2023, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$14,241
Change in fair value of derivative warrant liabilities	(5,106)
Derivative warrant liabilities at March 31, 2023	9,135
Change in fair value of derivative warrant liabilities	29,519
Derivative warrant liabilities at June 30, 2023	$38,654

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into the Second Merger Amendment to provide for the addition of a new Section 6.24 pursuant to which Infinite Reality agrees to pay a “Monthly Extension Fee” of $0.2 million per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Merger Agreement is terminated for any reason other than a breach by the Company, Infinite Reality agrees to pay all expenses of the Company incurred after March 31, 2023, provided that in no event shall such payment exceed $3 million (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, the Company agrees to pay for all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

On July 21, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of $0.2 million directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.0 million. Any monthly extension payment deposited into the Trust Account by Infinite Reality is nonreimbursable by the Company or the Sponsor.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a Business Combination. We intend to effectuate the Company’s Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Units, the Company’s capital stock, debt or a combination of cash, stock and debt.

All activity through June 30, 2023 related to the Company’s formation, Public Offering, and search for and consummation of an initial Business Combination.

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

On May 15, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into the first amendment to the Merger Agreement (the “First Merger Amendment”) to provide for (i) a revised definition of “fully diluted shares”, (ii) the removal of Section 7.2(b) of the Merger Agreement (Minimum Cash Condition) in its entirety; and (iii) the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment to provide for the addition of a new Section 6.24 pursuant to which Infinite Reality agrees to pay a “Monthly Extension Fee” of $0.2 million per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Merger Agreement is terminated for any reason other than a breach by the Company, Infinite Reality agrees to pay all expenses of the Company incurred after March 31, 2023, provided that in no event shall such payment exceed $3 million (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, the Company agrees to pay for all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

For a full description of the First Merger Amendment and the Second Merger Amendment, please see the Company’s Current Reports on Form 8-K, as filed with the SEC on May 16, 2023 and July 27, 2023, respectively.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through June 30, 2023 were related to the Company’s formation and the Public Offering, and subsequent to the Public Offering, identifying a target company for Business Combination, and subsequent to entering into the Merger Agreement, pursuing the completion of the Infinite Reality Business Combination. The Company does not expect to generate any operating revenues until after the completion of its Business Combination. The Company generates non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended June 30, 2023, the Company had a net loss of approximately $0.08 million, which consisted of dividend income of approximately $0.51 million and change in fair value of warrant liabilities of approximately $0.03 million, franchise tax expense of approximately $0.05 million, income tax expense of approximately $0.13 million and operating costs of approximately $0.38 million.

For the three months ended June 30, 2022, the Company had a net loss of approximately $0.07 million, which consisted of dividend income of approximately $0.17 million and change in fair value of warrant liabilities of approximately $0.03 million, offset by franchise tax expense of approximately $0.05 million, income tax expense of $4,066 and operating costs of approximately $0.22 million.

For the six months ended June 30, 2023, the Company had a net profit of approximately $0.32 million, which consisted of dividend income of $1.89 million, change in fair value of warrant liabilities of approximately $0.02 million and offset by franchise tax expense of approximately $0.10 million and operating costs of approximately $0.96 million.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $0.01 million in cash and no cash equivalents.

Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from its Sponsor.

On March 25, 2021, the Company’s consummated the Public Offering of 12,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in a private placement to Sponsor and EBC, generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-

allotment option, the Company sold an additional 16,879 Private Units at a price of $10.00 per private unit in a private placement to Sponsor and EBC, generating gross proceeds of approximately $0.17 million.

Following the Public Offering and the private placement, a total of approximately $128.44 million was placed in the Trust Account. The Company incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

As of June 30, 2023, the Company had assets held in the Trust Account of approximately $53.33 million.In connection with the redemption of 7,744,085 shares of common stock previously held by public stockholders, approximately $78.8 million was removed from the Trust Account on April 3, 2023. As of June 30, 2023, the Company had approximately $53.33 million in its Trust Account. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, to complete its Business Combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue the Company’s growth strategies.

As of June 30, 2023, the Company had cash of approximately $0.01 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account and any proceeds from borrowings primarily to perform business due diligence on prospective target businesses, including for the Infinite Reality Business Combination, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note, elect to convert all or any portion of the unpaid principal balance of the Note into units at a conversion price of $10.00 per unit.

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

In April 2023, $49,140 was drawn down under the Second Amended Note. In May 2023, an additional aggregate of $221,449 was drawn down under the Second Amended Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $57,335 was refunded, under the Second Amended Note.

At June 30, 2023 and December 31, 2022, approximately $0.72 million and $0.40 million were outstanding under the Second Amended Note, respectively.

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

Extension Loan

In connection with the approval of the Extension Proposal (as defined below), the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business Combination (each monthly payment, a “Monthly Extension Fee” and, together with the Initial Contribution, the “Contribution”), which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial Business Combination.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment pursuant to which Infinite Reality agreed to pay the Monthly Extension Fee of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers.

On July 21, 2023, Infinite Reality deposited a Monthly Extension Fee of $200,000 directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.0 million.

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month, from the effective date of the Registration Statement, for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the six months ended June 30, 2023, the Company has accrued $0.06 million for these services. For the six months ended June 30, 2022, the Company paid $0.04 million and accrued $0.02 million for these services. These amounts are included in the operating costs on accompanying condensed statements of operations.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

Our internal control over financial reporting did not result in the application of complex financial instruments and complex accounting matters issued in March 2021, which, due to its impact on our financial statements, we determined to be a material weakness.

The Company restated its financial statements included in its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021, and March 31, 2021, and Current Report on Form 8-K as of March 25, 2021, to reclassify all the Company’s common stock subject to possible redemption in temporary equity.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Second Amendment to Agreement and Plan of Merger, dated July 21, 2023. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 27, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)