Form 10-Q
period 2023-09-30
Newbury Street Acquisition Corp
filed 2023-11-21
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 21, 2023 there were 5,857,433 shares of common stock, $0.0001 par value, issued and outstanding.

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the Accounting Standards Codification;
●	“ASU” are to the Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 36-month period from the closing of the Public Offering (as defined below) to March 25, 2024, or such earlier date as determined by the board that the Company has to consummate a Business Combination;
●	“Company,” “we” or “us” are to Newbury Street Acquisition Corporation, a Delaware corporation;
●	“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for the Company’s initial public offering;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Infinite Reality” are to Infinite Reality, Inc., a Delaware corporation;
●	“Infinite Reality Merger Sub” are to Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco (as defined below) in connection with the Merger Agreement (as defined below);
●	“Infinite Reality Merger” are to the merger between the Infinite Reality Merger Sub and Infinite Reality, where Infinite Reality will be the surviving entity under the Merger Agreement (as defined below);
●	“Infinite Reality Business Combination” are to the proposed business combination transactions involving the Company and Infinite Reality, including all of the transactions contemplated by the Merger Agreement;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“Jobs Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or “management team” refer to our officers and directors;
●	“Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, by and among the Company, Infinite Reality, Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc., and Infinity NBIR Company Merger Sub Inc., as amended by the First Amendment to the Agreement and Plan of Merger, dated May 15, 2023, and the Second Amendment to the Agreement and Plan of Merger, dated July 21, 2023;
●	“Merger Subs” are to the Purchaser Merger Sub (as defined below) and the Infinite Reality Merger Sub;
●	“Mergers” are to the Purchaser Merger (as defined below) and the Infinite Reality Merger;

●	“Pubco” are to Infinite Reality Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company;
●	“Purchaser Merger” are to the merger between the Purchaser Merger Sub and the Company, where the Company will be the surviving entity under with the Merger Agreement;
●	“Purchaser Merger Sub” are to Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco;
●	“Purchaser Party” are to any of the Company, Pubco, and the Merger Subs;
●	“Private Units” are to units sold in a private placement to the Sponsor (as defined below) and EBC, with each private unit consisting of one private share and one-half of one private warrant;
●	“Private Warrants” are to redeemable warrants consisted in the Private Units.
●	“Public Shares” are to the shares of common stock included in the Units (as defined below) sold as part of the units in our public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Public Offering” are to the initial public offering consummated by the Company on March 25, 2021;
●	“public stockholders” are to the holders of the outstanding Public Shares;
●	“Public Warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering;
●	this “Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023;
●	“Representative Shares” are to the shares of common stock issued to the underwriters and their designees at the closing of our initial public offering.
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Amended and Restated Certificate of Incorporation” are to the Second Amended and Restated Certificate of Incorporation, as amended, of the Company;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” or “SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC;
●	“Trust Account” are to the U.S.-based trust account in which the net proceeds of the sale of the units in the initial public offering and the private placement units was placed following the closing of the initial public offering; and
●	“Units” are to the units sold in the Public Offering.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022		1

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three and Nine Months Ended September 30, 2022 (Unaudited)		2

Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and for the Three and Nine Months Ended September 30, 2022 (Unaudited)		3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the Nine Months Ended September 30, 2022 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Control and Procedures	33

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$13,322	$83,643
Prepaid expenses - current	—	47,625
Total Current Assets	13,322	131,268

Cash held in Trust Account	54,199,343	129,951,121
Total Assets	$54,212,665	$130,082,389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,514,483	$1,767,679
Excise duty payable	1,106,282	—
Income tax payable	614,168	413,919
Franchise tax payable	29,949	45,816
Related party payable	10,480	480
Promissory note - related party	926,594	399,903
Extension loan	700,000	—
Stockholders redemption liability	31,857,536	—
Derivative warrant liabilities	30,516	14,241
Total Current Liabilities	37,790,008	2,642,038

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 2,039,570 shares as of September 30, 2023, and 12,843,937 shares as of December 31, 2022, respectively, at redemption value	21,698,559	129,951,121

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 2,039,570 shares as of September 30, 2023, and 12,843,937 shares as of December 31, 2022, respectively, subject to possible redemption	382	382
Additional paid-in capital	—	—
Accumulated deficit	(5,276,284)	(2,511,152)
Total Stockholders’ Deficit	(5,275,902)	(2,510,770)
Total Liabilities and Stockholders’ Deficit	$54,212,665	$130,082,389

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$445,148	$611,093	$1,401,283	$1,108,708
Franchise tax expense	50,000	50,000	150,000	150,000
Loss from operations	(495,148)	(661,093)	(1,551,283)	(1,258,708)
Other income:
Change in fair value of derivative warrant liabilities	8,138	12,206	(16,275)	107,823
Dividend income	512,181	579,622	2,398,631	765,993
Other income	—	—	—	5,000
Profit (loss) before provision for income taxes	25,171	(69,265)	831,073	(379,892)
Income tax expense	(125,908)	(88,143)	(614,326)	(92,209)
Net (loss) profit	$(100,737)	$(157,408)	$216,747	$(472,101)

Weighted average shares outstanding, basic and diluted, redeemable common stock	4,374,507	12,843,937	7,295,588	12,843,937
Basic and diluted net (loss) profit per share, redeemable common stock	$(0.01)	$(0.01)	$0.02	$(0.03)
Weighted average shares outstanding, basic and diluted, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable common stock	$(0.01)	$(0.01)	$0.02	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,817,863	$382	$—	$(2,511,152)	$(2,510,770)
Accretion for common stock to redemption amount	—	—	—	(1,105,575)	(1,105,575)
Excise duty in connection with redemption of redeemable shares	—	—	—	(787,706)	(787,706)
Net profit	—	—	—	394,806	394,806
Balance - March 31, 2023	3,817,863	382	—	(4,009,627)	(4,009,245)
Accretion for common stock to redemption amount	—	—	—	(452,671)	(452,671)
Monthly Extension Fee Provided by Infinite Reality	—	—	100,000	—	100,000
Net loss	—	—	—	(77,322)	(77,322)
Balance - June 30, 2023	3,817,863	382	100,000	(4,539,620)	(4,439,238)
Monthly Extension Fee Provided by Infinite Reality	—	—	400,000	—	400,000
Accretion for common stock to redemption amount	—	—	(500,000)	(317,351)	(817,351)
Excise duty in connection with redemption of redeemable shares	—	—	—	(318,576)	(318,576)
Net profit	—	—	—	(100,737)	(100,737)
Balance – September 30, 2023	3,817,863	$382	$—	$(5,276,284)	$(5,275,902)

	For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(242,587)	(242,587)
Balance - March 31, 2022	3,817,863	382	882,581	(836,890)	46,073
Accretion for common stock to redemption amount	—	—	(186,329)	—	(186,329)
Net loss	—	—	—	(72,106)	(72,106)
Balance - June 30, 2022	3,817,863	382	696,252	(908,996)	(212,362)
Accretion for common stock to redemption amount	—	—	(280,706)	—	(280,706)
Net loss	—	—	—	(157,408)	(157,408)
Balance - September 30, 2022	3,817,863	$382	$415,546	$(1,066,404)	$(650,476)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$216,747	$(472,101)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	16,275	(107,823)
Dividend earned from Trust Account	(2,398,631)	(765,993)

Changes in operating assets and liabilities:
Prepaid expenses - current	47,625	99,375
Prepaid expenses - non-current	—	47,625
Accrued expenses	746,804	489,555
Franchise tax payable	(15,867)	(157,967)
Income tax payable	200,249	92,209
Related party payable	10,000	480
Net cash used in operating activities	(1,176,798)	(774,640)

Cash Flows from Investing Activities:
Extension loan	(1,200,000)	—
Transfer from Trust Account	579,786	308,416
Cash withdrawn from Trust Account in connection with redemption	78,770,623	—
Net cash provided by investing activities	78,150,409	308,416

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	526,691	399,903
Proceeds from extension loan	700,000	—
Proceeds from Infinite Reality for extension	500,000	—
Payment for Redemption	(78,770,623)	—
Net cash (used in) provided by financing activities	(77,043,932)	399,903

Net Change in Cash	(70,321)	(66,321)
Cash - Beginning of period	83,643	435,936
Cash - End of period	$13,322	$369,615

Non-cash investing and financing activities:
Accretion for common stock to redemption amount	$2,375,597	$467,035
Excise tax payable	$1,106,282	$—

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

As of September 30, 2023, the Company had no operating activity. During the period from January 15, 2021 (commencement of operations) to September 30, 2023, the Company’s activity up to the Public Offering related to the Company’s formation and Public Offering, which is described below, and subsequent to the Public Offering, the search for and consummation of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income derived from the funds deposited in Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Company initially had up to 24 months from the closing of the Public Offering to March 25, 2023 to complete a Business Combination, which was extended to September 25, 2023 at the special meeting of the Company’s stockholders on March 21, 2023 and further extended to March 25, 2024 at the meeting of the Company’s stockholders on September 22, 2023. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into a second amendment to the Merger Agreement (the “Second Merger Amendment”) to provide for the addition of a new Section 6.24, pursuant to which Infinite Reality agreed to pay a “Monthly Extension Fee” of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Merger Agreement is terminated for any reason other than a breach by the Company, Infinite Reality agreed to pay all expenses of the Company incurred after March 31, 2023, provided that in no event shall such payment exceed $3,000,000 (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, the Company agreed to pay for all transaction expenses up to $10,000,000 in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Stockholder Extension Meetings

On March 3, 2023, the Company held a special meeting on March 21, 2023 (the “March 2023 Special Meeting”), at which its stockholders approved to amend the Second Amended and Restated Certificate of Incorporation to extend the date by which the Company is required to complete its initial Business Combination from March 25, 2023 to September 25, 2023 (the “March 2023 Extension”). In connection with approval of the March 2023 Extension, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.8 million.

On March 23, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to extend the date by which the Company has to consummate a Business Combination from March 25, 2023 to September 25, 2023.

Additionally, in connection with the March 2023 Extension, the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023 (the “Initial Contribution”); plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date, or portion thereof, that is needed to complete an initial Business Combination (each monthly payment, a “Monthly Extension Fee” and, together with the Initial Contribution, the “Contribution”), which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial Business Combination.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality (Refer to Note 5).

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment pursuant to which Infinite Reality agreed to pay the Monthly Extension Fee of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers.

On July 21, 2023 and August 28, 2023, Infinite Reality deposited a Monthly Extension Fee of $200,000, in each case, directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.2 million as of September 30, 2023.

On September 22, 2023, the Company held a special meeting of stockholders (the “September 2023 Special Meeting”) to seek approval from its stockholders to amend the Second Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete its initial Business Combination from September 25, 2023 to March 25, 2024 (the “September 2023 Extension”), which was approved by the stockholders at the meeting.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Stockholder Extension Meetings (Continued)

In connection with approval of the September 2023 Extension, the holders of 3,060,282 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $31.9 million, which was paid on October 18, 2023.

On September 22, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to extend the date by which the Company has to consummate a Business Combination from September 25, 2023 to March 25, 2024.

Also in connection with the September 2023 Extension, Infinite Reality agreed to contribute to the Company the lesser of (i) $62,500 per month or (b) $0.025 for each Public Share on a monthly basis that is not redeemed in connection with the extension (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account. Accordingly, on October 10, 2023, a Monthly Extension Fee of approximately $50,000 was deposited directly into the Trust Account.

Liquidity and Going Concern

In connection with the redemption of an aggregate of 7,744,085 shares of common stock held by public stockholders, for the March 2023 Extension, approximately $78.8 million was removed from the Trust Account on April 3, 2023. As of September 30, 2023, the Company had approximately $0.01 million in its operating bank account, approximately $54.20 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of approximately $37.13 million. An additional amount of approximately $31.9 million was removed from the Trust Account on October 18, 2023, in connection with the redemption of an aggregate of 3,060,282 shares of common stock for the September 2023 Extension.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account performing due diligence on prospective target businesses, including for the Infinite Reality Business Combination, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 25, 2024, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

As of September 30, 2023 and December 31, 2022, the Company had cash of approximately $0.01 million and $0.08 million, respectively, outside of funds held in the Trust Account.

Cash Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had approximately $54.20 million and $129.95 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account and in Treasury Bills, respectively.

On April 3, 2023, approximately $78.8 million was removed from the Trust Account in connection with the redemption of an aggregate of 7,744,085 shares of common stock previously held by public stockholders subsequent to the approval of the March 2023 Extension.

On April 11, 2023, the Company liquidated the funds held in the Trust Account and instead holds the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of our Business Combination or the Company’s liquidation.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality. The monthly extension payment of $100,000 deposited into the Trust Account by Infinite Reality is non-reimbursable by the Company or the Sponsor.

On July 21, 2023 and August 28, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of $200,000, in each case, directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.2 million. Any monthly extension payment deposited into the Trust Account by Infinite Reality is non-reimbursable by the Company or the Sponsor.

On October 10, 2023, an aggregate of approximately $50,000 was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the September 2023 Extension.

On October 18, 2023, approximately $31.9 million was removed from the Trust Account in connection with the redemption of an aggregate of 3,060,282 shares of common stock subsequent to the approval of the September 2023 Extension.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

As of September 30, 2023 and December 31, 2022, the shares of common stock subject to possible redemption and included as temporary equity were as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Gross proceeds	$129,951,121	$128,439,370
Plus:
Accretion of carrying value to redemption value	2,375,597	1,511,751
Stockholders redemptions	(110,628,159)	—
Contingently redeemable common stock	$21,698,559	$129,951,121

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Warrant Liabilities (Continued)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable approximated their fair values due to the short-term nature of the instruments.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss) Profit Per Share of Common Stock (Continued)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common stock subject to possible redemption
Numerator:
Net (loss) profit allocable to common stock subject to possible redemption	$(53,791)	$(121,340)	$142,287	$(363,924)
Denominator:
Weighted average shares outstanding, redeemable common stock	4,374,507	12,843,937	7,295,588	12,843,937
Basic and diluted net (loss) profit per share, redeemable common stock	$(0.01)	$(0.01)	$0.02	$(0.03)

Non-redeemable common stock
Numerator:
Net (loss) profit allocable to common stock subject to possible redemption	$(46,946)	$(36,068)	$74,460	$(108,177)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	3,817,863	3,817,863	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable common stock	$(0.01)	$(0.01)	$0.02	$(0.03)

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

The Company recorded income tax expense of $0.61 million based on activities through September 30, 2023, primarily as a result of investment income, partially offset by deductible expenses. The Company’s year to date effective tax rate for the third quarter ended September 30, 2023 was 73.92% compared to 24.27% in the year to date third quarter ended September 30, 2022. The Company’s effective rate for the standalone third quarter ended September 30, 2023 was 500.22% compared to 127.25% in the standalone third quarter ended September 30, 2022. The 2023 year to date effective rate of 73.92% differs from the statutory tax rate of 21% mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance. The standalone third quarter ended September 30, 2023 effective rate of 500.22% differed from the statutory tax rate of 21%, mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying statement of operations. As of September 30, 2023, the Company does not have uncertain tax positions or interest and penalties related to uncertain tax positions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. As of September 30, 2023, $1.11 million was incurred by the Company as excise tax expense in connection with the redemption of 10,804,367 shares of common stock previously held by public stockholders.

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

NOTE 3 ─ PUBLIC OFFERING (Continued)

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

In April 2023, $49,140 was drawn down under the Second Amended Note. In May 2023, an additional aggregate of $221,449 was drawn down under the Second Amended Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $102,665 was refunded, under the Second Amended Note. In July 2023, $55,221 was drawn down under the Second Amended Note. In August 2023, an additional aggregate of $61,616 was drawn down under the Second Amended Note. In September 2023, an additional aggregate of $88,430 was drawn down under the Second Amended Note.

At September 30, 2023 and December 31, 2022, approximately $0.93 million and $0.40 million were outstanding under the Second Amended Note, respectively.

Extensions Loan and Contribution

The Sponsor or its designees agreed to contribute to the Company as a note in connection with the Company’s extension of time to consummate an initial Business Combination. The Initial Contribution of $600,000 was deposited by the Sponsor into the Trust Account on March 24, 2023.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor, bringing the balance of the extension loan outstanding to $0.7 million as of September 30, 2023, and a $100,000 payment from Infinite Reality. On July 25, 2023 and August 28, 2023, Infinite Reality deposited a Monthly Extension Fee of $200,000, in each case, into the Trust Account, bringing the balance of the Contribution outstanding to $1.2 million as of September 30, 2023.

Related Party Payable

As of September 30, 2023, an amount of $10,480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month from the effective date of the Registration Statement for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the nine months ended September 30, 2023, the Company has accrued $0.12 million for these services. For the nine months ended September 30, 2022, the Company paid $0.09 million for these services. These amounts are included in the operating costs on the accompanying condensed statements of operations.

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

Business Combination Marketing Agreement (Continued)

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

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares has been forfeited. As of September 30, 2023 and December 31, 2022, there were 3,817,863 shares of common stock issued and outstanding, excluding 2,039,570 shares of common stock as of September 30, 2023, and 12,843,937 shares of common stock as of December 31, 2022, respectively, that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheets.

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

For the nine months ended September 30, 2023, the Company recognized a loss to the statements of operations resulting from an increase in the fair value of liabilities of $16,275, and for the nine months ended September 30, 2022, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $107,823, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Private	$—	$—	$30,516
	$—	$—	$30,516

At September 30, 2023, assets held in the Trust Account comprised of approximately $54.20 million in an interest-bearing demand deposit account.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	10.50	10.01
Volatility	6.1%	5.2%
Probability of completing a Business Combination	9.8%	8.3%
Term (in years)	5.26	5.21
Risk-free rate	4.50%	3.91%

The change in the fair value of the derivative warrant liabilities for the three and nine months ended September 30, 2023, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$14,241
Change in fair value of derivative warrant liabilities	24,413
Derivative warrant liabilities at June 30, 2023	38,654
Change in fair value of derivative warrant liabilities	(8,138)
Derivative warrant liabilities at September 30, 2023	$30,516

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 10, 2023, an aggregate of approximately $50,000 was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the September 2023 Extension.

On October 18, 2023, approximately $31.9 million was removed from the Trust Account in connection with the redemption of an aggregate of 3,060,282 shares of common stock subsequent to the approval of the September 2023 Extension.

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

All activity through September 30, 2023 related to the Company’s formation, Public Offering, and search for and consummation of an initial Business Combination.

Recent Developments

On October 10, 2023, an aggregate of approximately $50,000 was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the September 2023 Extension.

On October 18, 2023, approximately $31.9 million was removed from the Trust Account in connection with the redemption of an aggregate of 3,060,282 shares of common stock subsequent to the approval of the September 2023 Extension.

Factors That May Adversely Affect the Company’s Results of Operations

The Company’s results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and the Company’s ability to complete an initial Business Combination.

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

On May 15, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and Infinite Reality entered into the First Merger Amendment to provide for (i) a revised definition of “fully diluted shares”, (ii) the removal of Section 7.2(b) of the Merger Agreement (Minimum Cash Condition) in its entirety; and (iii) the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment to provide for the addition of a new Section 6.24 pursuant to which Infinite Reality agreed to pay a “Monthly Extension Fee” of $0.2 million per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Merger Agreement is terminated for any reason other than a breach by the Company, Infinite Reality agreed to pay all expenses of the Company incurred after March 31, 2023, provided that in no event shall such payment exceed $3 million (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, the Company agreed to pay for all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Merger Agreement.

On July 21, 2023 and August 28, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of $200,000, in each case, directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.2 million as of September 30, 2023. Any monthly extension payment deposited into the Trust Account by Infinite Reality is nonreimbursable by the Company or the Sponsor.

For a full description of the First Merger Amendment and the Second Merger Amendment, please see the Company’s Current Reports on Form 8-K, as filed with the SEC on May 16, 2023 and July 27, 2023, respectively.

Stockholder Extension Meeting in September 2023

On September 22, 2023, the Company held the September 2023 Special Meeting to seek approval from its stockholders to amend the Second Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete its initial Business Combination from September 25, 2023 to March 25, 2024, which was approved by the stockholders at the meeting.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from commencement of operations through September 30, 2023 were related to the Company’s formation and the Public Offering, and subsequent to the Public Offering, identifying a target company for Business Combination, and subsequent to entering into the Merger Agreement, pursuing the completion of the Infinite Reality Business Combination. The Company does not expect to generate any operating revenues until after the completion of its Business Combination. The Company generates non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended September 30, 2023, the Company had a net loss of approximately $0.1 million, which consisted of dividend income of approximately $0.51 million and change in fair value of warrant liabilities of approximately $8,138, franchise tax expense of approximately $0.05 million, income tax expense of approximately $0.13 million and operating costs of approximately $0.45 million.

For the three months ended September 30, 2022, the Company had a net loss of approximately $0.16 million, which consisted of dividend income of approximately $0.58 million and change in fair value of warrant liabilities of approximately $0.01 million, offset by franchise tax expense of approximately $0.05 million, income tax expense of approximately $0.09 million and operating costs of approximately $0.61 million.

For the nine months ended September 30, 2023, the Company had a net profit of approximately $0.22 million, which consisted of dividend income of $2.40 million, offset by a change in fair value of warrant liabilities of approximately $0.02 million, franchise tax expense of approximately $0.15 million, income tax expense of $0.61 million and operating costs of approximately $1.40 million.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $0.01 million in cash and no cash equivalents.

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

In connection with the approval of the March 2023 Extension, approximately $78.8 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 shares of the Company’s common stock held by public stockholders, at a redemption price of approximately $10.17 per share. Also, in connection with the approval of the September 2023 Extension, approximately $31.9 million was removed from the Trust Account on October 18, 2023, due to the redemption of an aggregate of 3,060,282 shares of the Company’s common stock held by public stockholders, at a redemption price of approximately $10.41 per share. As of September 30, 2023, the Company had approximately $54.20 million in its Trust Account.

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

As of September 30, 2023, the Company had cash of approximately $0.01 million outside of the Trust Account. The Company intends to use the funds held outside the Trust Account and any proceeds from borrowings primarily to perform business due diligence on prospective target businesses, including for the Infinite Reality Business Combination, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On May 3, 2022, the Company issued the Note for up to approximately $0.4 million to the Sponsor. The first drawdown was on May 24, 2022 of approximately $0.23 million. On August 30, 2022, September 6, 2022 and September 21, 2022, there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million, respectively. The Note is non-interest bearing and the Company must make drawdown requests in amounts no less than $10,000 unless otherwise agreed upon by the parties. The principal balance of the Note is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective.

The Company, pursuant to the Note, may at any time prior to payment in full of the principal balance of the Note, elect to convert all or any portion of the unpaid principal balance of the Note into units at a conversion price of $10.00 per unit.

However, on March 15, 2023, the Company amended and restated the Note in its entirety to (1) increase the principal amount thereunder from $0.4 million to $0.9 million and (2) remove the right of the holder of the Amended Note to convert all or any portion of the unpaid principal balance of the note into the Company’s units and related registration rights for such units (including underlying securities). The Amended Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective.

On March 22, 2023, the Company amended and restated the Amended Note to increase the principal amount of up to $0.9 million to up to $2.1 million, pursuant to which the sponsor agreed to loan to the Company up to $2.1 million.

In April 2023, $49,140 was drawn down under the Second Amended Note. In May 2023, an additional aggregate of $221,449 was drawn down under the Second Amended Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $102,665 was refunded, under the Second Amended Note.

In July 2023, $55,221 was drawn down under the Second Amended Note. In August 2023, an additional aggregate of $61,616 was drawn down under the Second Amended Note. In September 2023, an additional aggregate of $88,430 was drawn down under the Second Amended Note.

At September 30, 2023 and December 31, 2022, approximately $0.93 million and $0.40 million were outstanding under the Second Amended Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, the Company has until March 25, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 25, 2024, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2024.

Extension Loan and Contribution

In connection with the approval of the March 2023 Extension, the Sponsor or its designees have agreed to contribute to the Company as a note (i) the lesser of (a) an aggregate of $600,000 or (b) $0.04 for each public share on a monthly basis that is not redeemed in connection with the Extension Amendment for the portion of the Extension ending on June 23, 2023; plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until the charter extension date, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account. Accordingly, the amount deposited per share depends on the number of public shares that remain outstanding after the redemption and the length of the extension period that will be needed to complete an initial Business Combination.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account.

On June 26, 2023, a Monthly Extension Fee of $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor, bringing the balance of the extension loan to $0.7 million, and a $100,000 payment from Infinite Reality.

On July 21, 2023, the Company, Pubco, Purchaser Merger Sub, Company Merger Sub and the Infinite Reality entered into the Second Merger Amendment, pursuant to which Infinite Reality agreed to pay the Monthly Extension Fee of $200,000 per month directly into the Trust Account on behalf of the Company, on or before the date when such payment becomes due, until the completion of the Mergers.

On July 21, 2023 and August 28, 2023, Infinite Reality deposited a Monthly Extension Fee of $200,000 directly into the Trust Account on behalf of the Company, bringing the balance of the Contribution outstanding to $1.2 million as of September 30, 2023.

Also in connection with the September 2023 Extension, Infinite Reality agreed to contribute to the Company the lesser of (i) $62,500 per month or (b) $0.025 for each Public Share on a monthly basis that is not redeemed in connection with the extension (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account.

On October 10, 2023, an aggregate of approximately $50,000 was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the September 2023 Extension.

Off-Balance Sheet Arrangements

The Company had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month, from the effective date of the Registration Statement, for office space, utilities and secretarial and administrative support. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the nine months ended September 30, 2023, the Company has accrued $0.12 million for these services. For the nine months ended September 30, 2022, the Company paid $0.09 million for these services. These amounts are included in the operating costs on the accompanying condensed statements of operations.

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

On March 3, 2023, the Company held the March 2023 Special Meeting,at which its stockholders approved to amend the Second Amended and Restated Certificate of Incorporation to extend the date by which the Company is required to complete its initial Business Combination from March 25, 2023 to September 25, 2023. In connection with the approval of the March 2023 Extension, the holders of 7,744,085 shares of common stock of the Company properly exercised their right to redeem their shares for cash, at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.8 million. As a result, on April 3, 2023, approximately $78.8 million was removed from the Company’s Trust Account to pay such holders, following which, 5,099,852 shares of common stock subject to redemption, remain outstanding.

On September 22, 2023, the Company held the September 2023 Special Meeting to seek approval from its stockholders to amend the Second Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete its initial Business Combination from September 25, 2023 to March 25, 2024, which was approved by the stockholders at the meeting. In connection with approval of the September 2023 Extension, the holders of 3,060,282 shares of common stock of the Company properly exercised their right to redeem their shares for cash, at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $31.9 million. As a result, on October 18, 2023, approximately $31.9 million was removed from the Company’s Trust Account to pay such holders, following which, 2,039,570 shares of common stock subject to redemption, remain outstanding.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023 as a result of the following material weakness:

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Second Amendment to Agreement and Plan of Merger, dated July 21, 2023 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 27, 2023)
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Newbury Street Acquisition Corporation, dated September 22, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on September 22, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Statement, dated November 3, 2023. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 3, 2023)
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Date: November 21, 2023	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2023	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)