Form 10-K
period 2023-12-31
Newbury Street Acquisition Corp
filed 2024-06-05
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

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

Registrant’s telephone number, including area code:(617) 893-3057

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒  No ☐

The aggregate market value of the outstanding shares of the registrant's Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was approximately $55,554,238.

As of June 5, 2024, there were 4,948,937 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Infinite Reality Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses, such as Infinite Reality (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Stockholders (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022;
●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated March 22, 2021, which we entered into with our Sponsor (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 42-month period, from the closing of the Initial Public Offering (as defined below) to September 25, 2024 (or such earlier date as determined by the Board), as extended following approval of the Third Extension Amendment Proposal (as defined below) at the Third Special Meeting (as defined below), that we have to consummate an initial Business Combination;
●	“Common Stock” are to our common stock, par value $0.0001 per share;
●	“Company,” “our,” “we,” or “us” are to Newbury Street Acquisition Corporation, a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for our Initial Public Offering;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension Amendment Proposal” are to the proposal approved by our stockholders at the First Special Meeting (as defined below) to extend the time by which we had to consummate a Business Combination from March 25, 2023 to September 25, 2023;
●	“First Merger Agreement Amendment” are to the amendment to the Infinite Reality Merger Agreement (as defined below) entered into by the Infinite Reality Merger Agreement Amendment Parties (as defined below) on May 15, 2023;
●	“First Special Meeting” are to our special meeting of stockholders held on March 21, 2023;
●	“First Special Meeting Redemptions” are to the 7,744,085 Public Shares whose holders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.17 per share in connection with the approval of the First Extension Amendment Proposal;
●	“Founder Shares” are to the shares of Common Stock initially purchased by our Sponsor prior to the Initial Public Offering (for the avoidance of doubt, such shares of Common Stock are not “Public Shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Infinite Reality” are to Infinite Reality, Inc., a Delaware corporation;
●	“Infinite Reality Business Combination” are to the proposed Business Combination between us and Infinite Reality, including all of the transactions contemplated by the Infinite Reality Merger Agreement;

●	“Infinite Reality Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, which we entered into with Infinite Reality, Pubco (as defined below) and the Merger Subs (as defined below), as amended by the First Merger Agreement Amendment, Second Merger Agreement Amendment (as defined below) and Third Merger Agreement Amendment (as defined below);
●	“Infinite Reality Merger Agreement Parties” are to our Company, Infinite Reality, Pubco and the Merger Subs, which are the parties to the Infinite Reality Merger Agreement;
●	“Infinite Reality Merger” are to the merger between the Infinite Reality Merger Sub and Infinite Reality, where Infinite Reality will be the surviving entity under the Infinite Reality Merger Agreement;
●	“Infinite Reality Merger Sub” are to Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco in connection with the Infinite Reality Merger Agreement;
●	“Infinite Reality Registration Statement” are to the Registration Statement on Form S-4, which will include a proxy statement/prospectus of our Company, to be filed by Pubco with the SEC in connection with the Infinite Reality Business Combination;
●	“Initial Contribution” are to the contribution by the Sponsor or its designees to us of (i) the lesser of (x) an aggregate of $600,000 or (y) $0.04 for each Public Share that was not redeemed in connection with the First Special Meeting Redemptions;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 25, 2021;
●	“Initial Stockholders” are to holders of our Common Stock prior to our Initial Public Offering (excluding the holders of the Representative Shares (as defined below));
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on November 23, 2020;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 1, 2021, as amended, and declared effective on March 22, 2021 (File No. 333-252602);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated March 22, 2021, which we entered into with our Sponsor and our directors and officers;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Merger Subs” are to the Purchaser Merger Sub (as defined below) and the Infinite Reality Merger Sub;
●	“Mergers” are to the Purchaser Merger (as defined below) and the Infinite Reality Merger;
●	“Monthly Extension Fees” are to the monthly fees Infinite Reality has agreed to pay into our Trust Account until the completion of the Mergers, in connection with the approvals of the Second Extension Amendment Proposal (as defined below) and Third Extension Amendment Proposal, pursuant to the Second Merger Agreement Amendment and the Third Merger Agreement Amendment;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“Panel” are to an independent Hearings Panel of Nasdaq, before which we submitted a timely request for a hearing, which was held on May 23, 2024;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Shares” are to the shares of our Common Stock included within the Private Units purchased by our Sponsor and EBC in the Private Placement;
●	“Private Units” are to the units issued to our Sponsor and EBC in the Private Placement;
●	“Private Warrants” are to the warrants included within the Private Units purchased by our Sponsor and EBC in the Private Placement;
●	“Pubco” are to Infinite Reality Holdings, Inc., a Delaware corporation and our direct wholly-owned subsidiary;
●	“Public Shares” are to the shares of Common Stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Purchaser Merger” are to the merger between us and the Purchaser Merger Sub, where we will be the surviving entity under the Infinite Reality Merger Agreement;
●	“Purchaser Merger Sub” are to Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated March 22, 2021, which we entered into with the Sponsor and EBC;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“Representative Shares” are to the 200,000 shares of our Common Stock issued to EBC and/or its designees at the closing of our Initial Public Offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Merger Agreement Amendment” are to the second amendment to the Infinite Reality Merger Agreement entered into by the Infinite Reality Merger Agreement Amendment Parties on July 21, 2023;
●	“Second Extension Amendment Proposal” are to the proposal approved by our stockholders at the Second Special Meeting (as defined below) to extend the time by which we had to consummate a Business Combination from September 25, 2023 to March 25, 2024;
●	“Second Special Meeting” are to our special meeting of stockholders held on September 22, 2023;
●	“Second Special Meeting Redemptions” are to the 3,060,282 Public Shares whose holders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share in connection with the approval of the Second Extension Amendment Proposal;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC, a Delaware limited liability company;
●	“Third Merger Agreement Amendment” are to the third amendment to the Infinite Reality Merger Agreement entered into by the Infinite Reality Merger Agreement Amendment Parties on February 26, 2024;
●	“Third Extension Amendment Proposal” are to the proposal approved by our stockholders at the Third Special Meeting to extend the time by which we had to consummate a Business Combination from March 25, 2024 to September 25, 2024;
●	“Third Special Meeting” are to our special meeting of stockholders held on March 20, 2024;
●	“Third Special Meeting Redemptions” are to the 908,496 Public Shares whose holders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.75 per share in connection with the approval of the Third Extension Amendment Proposal;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $128,439,370 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated March 22, 2021, which we entered into with Continental, as trustee of the Trust Account;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrant Agreement” are to the Warrant Agreement, dated as of March 22, 2021, which we entered into with Continental, as warrant agent;
●	“Warrants” are to the Private Warrants and the Public Warrants, together;
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $2.1 million issued to the Sponsor initially on May 3, 2022, which was amended and restated in its entirety on March 15, 2023 and further amended and restated on March 22, 2023; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I

Item 1.      Business.

Overview

We are a blank check company incorporated on November 6, 2020 as a Delaware corporation and formed for the purpose of effecting an initial Business Combination. While we may pursue an acquisition or Business Combination target in any business or industry, we have focused our search on a technology business in the consumer internet or media space, including sports and entertainment verticals, with enterprise values of approximately $500 million to $2.5 billion. In particular, we have focused on finding disruptive, high growth companies, such as Infinite Reality, with a global ambition that take advantage of: (i) the rise of new consumer behaviors driven by the internet or new technologies, or (ii) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades.

Our Management Team is composed of experienced dealmakers and highly regarded industry veterans in the consumer internet and media space. The Management Team has decades of experience investing into and operating innovative and transformative platforms in consumer internet and media, as well as scaling businesses into new geographies, especially Asia. We believe that the experience and capabilities of our Management Team make us an attractive partner to potential target businesses, enhance our ability to complete a successful Business Combination, and add value to the business post-Business Combination.

Our Management Team represents a unique combination of operating, investing, financial and transactional experience. Our Management Team has a strong track record of creating value for shareholders in multiple consumer internet and media companies that they have led, managed and/or invested in. Our Management Team also has a history of making substantial non-control investments that allow existing teams to continue their growth.

We believe we are an attractive partner to a target company, such as Infinite Reality. Our Management Team has an extensive history scaling businesses and improving public companies. We have a diverse and value-added network to source and find follow-on opportunities. Our Management Team also has experience navigating the complexities of operating as a public company. Our view is that supportive capital and a long-term orientation are attractive as a partner first mentality that differentiates us from competition. We intend to help our target company focus on sustainable long-term value creation post close, with a high return on reinvestment.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On March 25, 2021, we consummated our Initial Public Offering of 12,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $120.00 million.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 390,000 Private Units to our Sponsor and EBC in the Private Placement at a purchase price of $10.00 per Private Unit (340,000 Units to our Sponsor and 50,000 Units to EBC), generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of approximately $8.44 million. In connection with the exercise of the underwriters’ over-allotment option, our Sponsor and EBC purchased an aggregate of 16,879 Private Units (14,715 Units to our Sponsor and 2,164 Units to EBC), generating gross proceeds of $168,790.

A total of $128.44 million, comprised of $125.87 million of the proceeds from the Initial Public Offering and $2.57 million of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Matthew Hong, our Chairman and the former Chief Operating Officer of Turner Sports, and seasoned executives Thomas Bushey, our Chief Executive Officer, and Kenneth King, our Chief Financial Officer. Mr. Bushey and Mr. King have decades of experience identifying, acquiring, investing in and operating businesses, and provide depth of knowledge in capital markets. We must complete our initial Business Combination by September 25, 2024, the end of our Combination Period, which is 42 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Extensions of Our Combination Period

We initially had up to 24 months from the closing of the Initial Public Offering, or until March 25, 2023, to complete a Business Combination, which was extended to (i) September 25, 2023 at the First Special Meeting upon approval by our stockholders of the First Extension Amendment Proposal, (ii) March 25, 2024 at the Second Special Meeting upon approval by our stockholders of the Second Extension Amendment Proposal and (iii) September 25, 2024 at the Third Special Meeting upon approval by our stockholders of the Third Extension Amendment Proposal.

In connection with the vote to approve the First Extension Amendment Proposal, the holders of 7,744,085 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.77 million. As a result, approximately $78.77 million was removed from the Trust Account to pay such holders. Following the First Special Meeting Redemptions, we had 8,917,715 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,060,282 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $32.00 million. As a result, approximately $32.00 million was removed from the Trust Account to pay such holders. Following the Second Special Meeting Redemptions, we had 5,857,433 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 908,496 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of  approximately $9.77 million. As a result, approximately $9.77 million was removed from the Trust Account to pay such holders. Following the Third Special Meeting Redemptions, we had 4,948,937 shares of Common Stock issued and outstanding.

As of December 31, 2023, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, we had approximately $21.58 million in the Trust Account.

In connection with the approval of the First Extension Amendment Proposal, the Sponsor or its designees agreed to contribute to us, under the WCL Promissory Note, (i) the Initial Contribution, plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until September 25, 2023, or portion thereof, that was needed to complete an initial Business Combination, which amount was to be deposited into the Trust Account.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account. On June 26, 2023, $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality. The remaining Monthly Extension Fees in connection with the approval of the First Extension Amendment Proposal were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Third Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

As of the date of this Report, we do not plan to seek to further extend the Combination Period. Our Sponsor may also explore transactions under which it would sell its interest in our Company to another management team.

Infinite Reality Business Combination

On December 12, 2022, we entered into the Infinite Reality Merger Agreement with Pubco, the Merger Subs, consisting of Purchaser Merger Sub and Infinite Reality Merger Sub, and Infinite Reality.

On May 15, 2023, the Infinite Reality Merger Agreement Parties entered into the First Merger Agreement Amendment to provide for (i) a revised definition of the term “Fully Diluted Shares”, (ii) the removal of Section 7.2(b) of the Infinite Reality Merger Agreement (Minimum Cash Condition) in its entirety; and (iii) the addition of a new Section 6.23 providing for the payment by the Company of all transaction expenses up to $10 million in connection with the consummation of the Mergers and the other transactions contemplated by the Infinite Reality Merger Agreement.

On July 21, 2023, the Infinite Reality Merger Agreement Parties entered into the Second Merger Agreement Amendment to provide for the addition of a new Section 6.24 pursuant to which Infinite Reality agreed to pay the Monthly Extension Fees directly into the Trust Account on our behalf, on or before the date when such payment becomes due, until the completion of the Mergers. In addition, if the Infinite Reality Merger Agreement is terminated for any reason other than our breach, Infinite Reality agrees to pay all expenses we incurred after March 31, 2023, provided that in no event shall such payment exceed $3,000,000 (inclusive of all Monthly Extension Fees paid). In the event that the Mergers are consummated, we agreed to pay for all transaction expenses up to $10,000,000 in connection with the consummation of the Mergers and the other transactions contemplated by the Infinite Reality Merger Agreement.

On February 26, 2024, the Infinite Reality Merger Agreement Parties entered into the Third Merger Agreement Amendment to provide for, among other things, (i) the addition of a new Section 6.25 providing for the delivery by Infinite Reality of certain deliverables by the deadlines set forth therein, (ii) the addition of a new Section 8.1(j) granting us the right to terminate the Infinite Reality Merger Agreement if Infinite Reality breaches Section 6.25 or fails to meet any of the deadlines set forth therein, (iii) the amendment of Section 8.2(d) providing for the payment by Infinite Reality to us of certain reimbursement fees in the event of a termination pursuant to Section 8.1(j), and (iv) an amendment to the definition of “Monthly Extension Fee.”

Pursuant to the terms of the Infinite Reality Merger Agreement, (i) under the Purchaser Merger, the Purchaser Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, (ii) under the Infinite Reality Merger, the Infinite Reality Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving entity and (iii) following the Mergers, our Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

The below subsection describes the material provisions of the Infinite Reality Merger Agreement, but does not purport to describe all the terms thereof. This summary of the Infinite Reality Merger Agreement is qualified in its entirety by reference to the complete text of the Infinite Reality Merger Agreement, First Merger Agreement Amendment, Second Merger Agreement Amendment and Third Merger Agreement Amendment, copies of which are filed hereto as Exhibits 2.1, 2.2, 2.3 and 2.4, respectively, and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Infinite Reality Merger Agreement. Unless otherwise indicated, this Report does not assume the closing of the Infinite Reality Business Combination.

Effect of the Mergers

In consideration for the Infinite Reality Business Combination, at the time the Mergers are consummated and effective (the “Effective Time”), by virtue of the Purchaser Merger and without any action on the part of any party or the holders of securities of any of our Company, Pubco, and the Merger Subs (each a “Purchaser Party”) or Infinite Reality:

(i)each of our issued and outstanding Units prior to the Effective Time will be automatically detached and the holder thereof will be deemed to hold one share of our Common Stock and one half of one Public Warrant;

(ii)each of our issued and outstanding Private Units prior to the Effective Time will be automatically detached and the holder thereof will be deemed to hold one share of our Common Stock and one-half of one Private Warrant;

(iii)each share of our issued and outstanding Common Stock (other than the Excluded Shares (as defined below) and the Founder Shares) prior to the Effective Time will be converted automatically into one unit (each, a “Pubco Unit”), consisting of (x) one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”) and (y) one (1) CVR (as defined below) following which all shares of our Common Stock shall automatically be canceled;

(iv)each of our issued and outstanding Public Warrants prior to the Effective Time will be assumed by Pubco and converted into one warrant entitling the holder thereof to purchase one share of Pubco Common Stock at a price of $11.50 per share;

(v)each of our issued and outstanding Private Warrants immediately prior to the Effective Time will be assumed by Pubco and converted into one warrant entitling the holder thereof to purchase one (1) share of Pubco Common Stock at a price of $11.50 per share;

(vi)each share of our Common Stock, if any, (x) held in our treasury, (y) otherwise held by us or any of our subsidiaries or (z) for which a Public Stockholder has demanded that we redeem such Public Share (collectively, the “Excluded Shares”) will be cancelled;

(vii)  each Founder Share will convert solely into one share of Pubco Common Stock; and

(viii)  each share of common stock of Purchaser Merger Sub outstanding immediately prior to the Effective Time will be converted into an equal number of shares of our Common Stock, with the same rights, powers and privileges as the shares so converted and will constitute the only outstanding shares of capital stock of our Company.

Pursuant to the Infinite Reality Merger Agreement, Infinite Reality will use commercially reasonable efforts to cause the holders of outstanding obligations of Infinite Reality and its direct and indirect subsidiaries under the Convertible Promissory Notes (the “Infinite Reality Convertible Instruments”) to convert all of their Infinite Reality Convertible Instruments into shares of common stock, par value $0.0001 per share, of Infinite Reality (the “Infinite Reality Common Stock”) at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in the Infinite Reality Convertible Instruments (the “Infinite Reality Exchanges”) prior to the Effective Time, provided, that to the extent that Infinite Reality, or its direct or indirect subsidiaries, has the right or the option to cause the conversion of an Infinite Reality Convertible Instrument into shares of Infinite Reality Common Stock, Infinite Reality shall exercise such right or option on or prior to the date and time at which the consummation of the transactions contemplated by the Infinite Reality Merger Agreement (the “Closing”) is actually held (the “Closing Date”).

At the Effective Time, by virtue of the Infinite Reality Merger and without any action on the part of any party or the holders of securities of any Purchaser Party or Infinite Reality:

(i)subject to clause (ii) below, each share of Infinite Reality Common Stock issued and outstanding immediately prior to the Effective Time (after giving effect to the Infinite Reality Exchanges) will automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of Pubco Common Stock equal to the result obtained by applying the then-current conversion ratio, and each holder of Infinite Reality Common Stock shall cease to have any other rights in and to Infinite Reality (subject to certain rights set forth in the Infinite Reality Merger Agreement);

(ii)notwithstanding clause (i) above, any shares of Infinite Reality Common Stock owned by Infinite Reality as treasury shares or owned by any direct or indirect subsidiary of Infinite Reality immediately prior to the Effective Time shall be canceled and shall cease to exist and no consideration will be delivered or deliverable in exchange therefor;

(iii)each outstanding option to purchase Infinite Reality Common Stock that was granted pursuant to Company Equity Plan (as defined in the Infinite Reality Merger Agreement) (each, a “Infinite Reality Option”) (whether vested or unvested) shall be assumed by Pubco and automatically converted into an option to purchase shares of Pubco Common Stock, subject to the terms and conditions set forth in the Company Equity Plan;

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

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the Infinite Reality Merger Agreement (the “Ancillary Agreements”) but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the Ancillary Agreements, forms of which are filed as exhibits to the Report and incorporated herein by reference.

Voting Agreements

In connection with entry into the Infinite Reality Merger Agreement, our Company and certain holders of Infinite Reality Common Stock representing the requisite vote required to adopt the Infinite Reality Merger Agreement and approve the transactions contemplated thereby, have entered into voting agreements (the “Voting Agreements”), pursuant to which, among other things, each such holder has agreed to vote in favor of the Infinite Reality Merger Agreement and the Infinite Reality Merger, and vote against certain competing proposals.

In addition, such holders of Infinite Reality Common Stock agreed not to exercise appraisal rights with respect to the Infinite Reality Business Combination. Such Infinite Reality stockholders also agreed to not transfer any securities of Infinite Reality held by them from the date of execution of the Voting Agreements until the earlier of the Effective Time or the termination of the Infinite Reality Merger Agreement in accordance with its terms, subject to certain exceptions.

The Voting Agreements will terminate in their entirety, and be of no further force or effect, upon the earliest to occur of (i) the Effective Time, (ii) the valid termination of the Infinite Reality Merger Agreement in accordance with its terms, or (iii) the time such Voting Agreement is terminated upon the mutual written agreement of our Company, Infinite Reality and the holder of Infinite Reality Common Stock party thereto.

Sponsor Letter Agreement

In connection with the entry into the Infinite Reality Merger Agreement, our Company, Infinite Reality, Pubco and the Sponsor entered into a Sponsor letter Agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor has agreed to vote in favor of the Infinite Reality Merger Agreement and the transactions contemplated thereby on the terms and conditions set forth in the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, the Sponsor has also agreed that it will not transfer any shares of Pubco Common Stock held by the Sponsor immediately following the Closing issued in exchange for the Founder Shares held by the Sponsor (the “Sponsor Lock-Up Shares”) until the end of the applicable Sponsor Lock-Up Period (as defined below) with respect to such Sponsor Lock-Up Shares. As used in the Sponsor Letter Agreement, the “Sponsor Lock-Up Period” means the period beginning on the date of the Sponsor Letter Agreement and ending (i) in respect of Sponsor Lock-Up Shares of the Sponsor (other than those Sponsor Lock-Up Shares specified in clause (ii) below), on the earlier to occur of (x) the date that is six calendar months after the Closing Date or (y) the Pubco Common Stock VWAP for the preceding thirty (30) consecutive trading days equals or exceeds $13.50; and (ii) in respect of Sponsor Lock-Up Shares that are allocable to the officers and directors of the Sponsor, on the earlier to occur of (x) the date that is eighteen (18) calendar months after the Closing Date or (y) the termination of the Contingent Value Rights Agreement (the “CVR Agreement”) in accordance with its terms.

Lock-Up Agreements

In connection with its entry into the Infinite Reality Merger Agreement, Infinite Reality shall use its commercially reasonable efforts to obtain, as promptly as reasonably practicable following the date of the Infinite Reality Merger Agreement, from the holders of 1% or more of Infinite Reality stock each member of the Infinite Reality board of directors, and each officer of Infinite Reality (collectively, the “Infinite Reality Holders”), to execute lock-up agreements with Pubco (each, a “Lock-Up Agreement”), pursuant to which each Infinite Reality Holder will agree not to, during the Lock-Up Period (as defined below), offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares issued in connection with the Mergers, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise.

As used in the Lock-Up Agreements, the “Lock-Up Period” means the period commencing on the Closing Date and ending (i) in respect of each Infinite Reality Holder (other than Infinite Reality Holders specified in clause (ii) below) and their permitted transferees, the earlier to occur of (x) the date that is six calendar months after the Closing Date or (y) the Pubco Common Stock VWAP for the preceding thirty (30) consecutive trading days equals or exceeds $13.50; and (ii) in respect of each Infinite Reality Holder who is an officer, director, or 5% beneficial owner of Infinite Reality and their permitted transferees, on the earlier to occur of (x) the date that is eighteen (18) calendar months after the Closing Date or (y) the termination of the CVR Agreement in accordance with its terms.

Contingent Value Rights Agreement

At or prior to the Closing, Pubco will enter into a CVR Agreement with a rights agent (“Rights Agent”) pursuant to which the holders of our Common Stock (other than holders of Excluded Shares and Founder Shares, in respect of such shares) outstanding as of immediately prior to the Effective Time will receive one contingent value right (each, a “CVR”) for each one whole share of our Common Stock held by such stockholder on such date. Each CVR will represent the contractual right to receive a contingent payment in the form of shares of Pubco Common Stock (or in such other form as is provided for in the CVR Agreement), in an amount to be determined on the CVR Maturity Date (as that term is defined in the CVR Agreement), and to be paid as soon as practicable after the Settlement Date but not after the Payment Date (or, if earlier, upon a Change of Control) (as such terms are defined in the CVR Agreement). The payment to be received pursuant to each CVR is an amount calculated as a function of the excess of the Target Value over the Achieved Value up to the Share Cap (as such terms are defined in the CVR Agreement).

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

Other Ancillary Agreements

As promptly as reasonably practicable following the date of the Infinite Reality Merger Agreement, Infinite Reality and our Company shall negotiate in good faith and prepare (i) a registration rights agreement of Pubco, (ii) an amendment to the Warrant Agreement, and (iii) the forms of amended and restated certificate of incorporation and bylaws of Pubco, in form and substance reasonably acceptable to each of the parties, in each case to be effective upon the Closing.

Industry Opportunity

The Covid-19 pandemic accelerated multiple trends that were already underway in the media, consumer, sports, and/or entertainment industries. Convergence among each of the four industries, strengthened by technology, has brought about opportunities for businesses to grow and attract consumers.

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

Our Business Strategy & Competitive Strengths

We have focused our search for an initial Business Combination with private companies, such as Infinite Reality, that have compelling unit economics combined with a clear path to positive operating cash flow. Our selection process leverages a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Significant Pipeline Acquisition Opportunities. We believe the combination of our officers’, directors’ and advisors’ broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms enables us to identify and evaluate compelling target businesses, such as Infinite Reality. Our officers and directors all remain active in identifying special opportunities and situations where there are clear catalysts for value transformation, solid growth trajectory and ability to scale beyond the domestic market.
●	Access a Wide Range of Global Opportunities. We believe the diverse, international experiences of our Management Team, advisors and Sponsor provide us access to opportunities across multiple geographies. Our Management Team and advisors have previously invested in and built companies in North America, Europe and Asia, which offers additional growth vectors to a North American target and further areas to source potential follow-on targets.
●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will Be Well-Received by the Public Markets. We believe that our Management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, provides a distinct advantage for identifying, valuing and completing a Business Combination that will meet our investors’ expectations.
●	Provide an Alternative Path to Becoming Public. We believe our structure makes us an attractive Business Combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative path to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed Business Combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business should have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.
●	Offer Solid Execution and Structuring Capability. We believe that our Management Team’s and Sponsor’s combined industry expertise and reputation allows them to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

●	Build and Operate Successful Multi-Billion Dollar Companies. Our Management, Board and advisors have decades of experience building and operating multibillion-dollar companies and have the ability to identify attractive candidates for our initial Business Combination. A distinguishing factor for our organization is the potential for any of our Management, Board or advisors to remain involved in an operating or board capacity of the newly public company post transaction. Our team has experience fostering relationships with sellers, capital providers and target management teams. Our team has also has experience integrating businesses acquired in mergers and acquisitions, and are capable of growing a business organically or inorganically if needed.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, such as Infinite Reality. While we have used these criteria and guidelines in evaluating acquisition opportunities and initially target businesses with enterprise values of approximately $500 million to $2.5 billion, we may decide to enter into our initial Business Combination with a target business that only meets some, but not all of these criteria and guidelines. We intend to acquire one or more businesses, like Infinite Reality, that we believe has the following characteristics:

●	Benefits from a Public Currency and Access to Public Equity Markets. Access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.
●	Has a Strong Competitive Position and Growing Platform. We seek to acquire companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors.
●	Has an Ability to Scale Beyond Domestic Market. We are looking for a company with a product or platform which can be relevant internationally. We aim to replicate the competitive advantages within new markets as we assist the company expand.
●	Operated by a Talented and Incentivized Management Team. We are focusing on companies with strong and experienced management teams that desire a significant equity stake in the post-Business Combination company. We seek to partner with a management team and/or sellers who are well-incentivized and aligned in an effort to create stockholder value.
●	Benefits from Our Ability to Structure Transaction to Unlock and Maximize Value. We are looking for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.
●	Has Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth.
●	In the Technology Industry and can Benefit from the Extensive Networks and Insights We Have Built. We seek targets that can use technology to drive operational improvements and efficiency gains or use technology solutions to differentiate offerings and enhance their strategic positions, and that will benefit from the extensive contacts our Management Team has built in such industries.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Infinite Reality Registration Statement.

Our Acquisition Process

In evaluating a prospective target business, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. While Infinite Reality is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the Infinite Reality Business Combination and we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our Company from a financial point of view.

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

Initial Business Combination

Nasdaq rules and our Amended and Restated Charter require that our initial Business Combination must occur with one or more target businesses, including Infinite Reality, that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial Business Combination with Infinite Reality or another target (and we have not identified any other potential targets for our initial Business Combination). We intend to utilize cash derived from the proceeds of our Initial Public Offering and the sale of Private Units, our capital stock, debt or a combination of these in effecting a Business Combination. A Business Combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous Business Combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single Business Combination.

Sources of Target Businesses

While we have selected Infinite Reality as the target business with which to consummate our initial Business Combination, we believe based on our Management’s business knowledge and past experience that there are numerous potential candidates if the Infinite Reality Business Combination is not consummated. Our principal means of identifying potential target businesses are through the extensive contacts and relationships of our Initial Stockholders, officers, directors and advisors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential Business Combination opportunities that will warrant further investigation. Target business candidates have also been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account at the time of the agreement to enter into the initial Business Combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EBC as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, are our Initial Stockholders, officers, directors or their respective affiliates paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee pursuant to the Administrative Support Agreement, the payment of consulting, success or finder fees in connection with the consummation of our initial Business Combination, the repayment of the funds loaned under the IPO Promissory Note and reimbursement of any out-of-pocket expenses. Our Audit Committee reviews and approves all reimbursements and payments made to our Sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a Business Combination consistent with our business objective.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination and Infinite Reality met this requirement at the time we entered into the Infinite Reality Merger Agreement with them. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction, such as the Infinite Reality Registration Statement, will provide Public Stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a Business Combination with more than one target business, although we expect to complete our initial Business Combination with just one business, like Infinite Reality, although there is no assurance that we will complete the Infinite Reality Business Combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of a prospective target business, including the Infinite Reality management team, when evaluating the desirability of effecting a Business Combination and plan to continue to do so in the event the Infinite Reality Business Combination is not consummated and we seek other Business Combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a Business Combination, including the Infinite Reality Business Combination in which Thomas Bushey will serve as a director of the combined company post-Closing, it is unlikely that they will devote their full-time efforts to our affairs subsequent to our Business Combination. Moreover, they would only be able to remain with the company after the consummation of our Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed Business Combination, we will either (i) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (ii) provide our Public Stockholders with the opportunity to sell their Public Shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow Public Stockholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each Public Stockholder may tender all of his, her or its Public Shares rather than some pro rata portion of his, her or its Public Shares. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such Business Combination and, if we seek stockholder approval, a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. We have no specified maximum percentage threshold for redemptions in our Amended and Restated Charter and even those Public Stockholders who vote in favor of our initial Business Combination have the right to redeem their Public Shares. As a result, this may make it easier for us to consummate our initial Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the Combination Period, if at all. Public Stockholders may therefore have to wait until the end of the Combination Period to consummate an initial Business Combination in order to be able to receive a pro rata share of the Trust Account.

Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed (i) to vote any shares of Common Stock owned by them in favor of any proposed Business Combination, (ii) not to redeem any shares of Common Stock in connection with a stockholder vote to approve a proposed initial Business Combination and (iii) not sell any shares of Common Stock in any tender in connection with a proposed initial Business Combination.

None of our officers, directors, Sponsor, EBC or their affiliates has indicated any intention to purchase Units or shares of Common Stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Business Combination or that they wish to redeem their shares, our officers, directors, Sponsor, EBC or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, Sponsor, EBC and their affiliates will not make purchases of shares of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial Business Combination, including the Infinite Reality Business Combination, Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, less any taxes then due but not yet paid. As of December 31, 2023, the amount in the Trust Account was approximately $10.58 per share. Alternatively, we may provide our Public Stockholders with the opportunity to sell their Public Shares to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

Our Sponsor and our officers and directors do not have redemption rights with respect to any shares of Common Stock owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in our Initial Public Offering or in the aftermarket. Additionally, the holders of the Representative Shares and the Private Shares do not have redemption rights with respect to the Representative Shares and the Private Shares.

We may require Public Stockholders, whether they are a record holder or hold their Public Shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their Public Shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require Public Stockholders seeking to exercise redemption rights prior to the consummation of the proposed Business Combination and the proposed Business Combination is not consummated, this may result in an increased cost to redeeming stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed initial Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a Public Stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the Business Combination to deliver his, her or its Public Shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the Public Stockholder, whether or not he is a record holder or his, her, or its Public Shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her, or its broker and requesting delivery of his, her or its Public Shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to redeem such Public Shares once made, may be withdrawn at any time up to the vote on the proposed Business Combination or the expiration of the tender offer. Furthermore, if a Public Shareholder delivered his, her or its certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any Public Shares delivered by Public Stockholders.

Liquidation if No Business Combination

Our Amended and Restated Charter provides that we have until the end of the Combination Period to complete an initial Business Combination. If we have not completed an initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us, but net of taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed that they will not propose any amendment to our Amended and Restated Charter that would affect our Public Stockholders’ ability to redeem or sell their Public Shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within the Combination Period, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to us, but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of 100% of our outstanding Public Shares in the event we do not complete our initial Business Combination within the Combination Period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of 100% of our Public Shares in the event we do not complete our initial Business Combination within the Combination Period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We are required to seek to have all third parties (including any vendors or other entities we engage after our Initial Public Offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the Trust Account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our Public Stockholders. Nevertheless, Marcum, our independent registered public accounting firm, and the underwriters of our Initial Public Offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we believe it is unlikely that our Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our Sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (i) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (ii) as to any claims for indemnification by the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after the end of the Combination Period and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the Founder Shares and Representative Shares have waived their rights to participate in any liquidation distribution from the Trust Account with respect to such shares. There will be no distribution from the Trust Account with respect to our Warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial Business Combination and expend all of the net proceeds of our Initial Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption price would be $10.58 as of December 31, 2023. As discussed above, the proceeds deposited in the Trust Account could become subject to claims of our creditors that are in preference to the claims of Public Stockholders.

Our Public Stockholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete a Business Combination within the Combination Period, if the Public Stockholders seek to have us redeem or purchase their respective Public Shares upon a Business Combination that is actually completed by us or upon certain amendments to our Amended and Restated Charter prior to consummating an initial Business Combination. In no other circumstances shall a Public Stockholder have any right or interest of any kind to or in the Trust Account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our Public Stockholders promptly following the expiration of the Combination Period, this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets.

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

Amended and Restated Certificate of Incorporation

Our Amended and Restated Charter contains certain requirements and restrictions relating to our Initial Public Offering that apply to us until the consummation of our initial Business Combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our Amended and Restated Charter that would affect our Public Stockholders’ ability to redeem or sell their Public Shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination by the end of the Combination Period, or to such extended date as may be approved by our stockholders to consummate an initial Business Combination, we will provide dissenting Public Stockholders with the opportunity to redeem their Public Shares in connection with any such vote. This redemption right will apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or any other person. Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to waive any redemption rights with respect to any Founder Shares and any Public Shares they may hold in connection with any vote to amend our Amended and Restated Charter. Specifically, our Amended and Restated Charter provides, among other things, that:

●	we shall either (i) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (ii) provide our Public Stockholders with the opportunity to sell their Public Shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such Business Combination and, if we seek stockholder approval, a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination;
●	if our initial Business Combination is not consummated by the end of the Combination Period, then we will redeem all of the outstanding Public Shares and thereafter liquidate and dissolve our Company;
●	we may not consummate any other Business Combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial Business Combination; and
●	prior to our initial Business Combination, we may not issue additional stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the Common Stock sold in our Initial Public Offering on an initial Business Combination.

Competition

In identifying, evaluating and selecting a target business, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While there may be numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period is dependent on the stage of the Business Combination process we are in. Accordingly, once a suitable target business to acquire has been located, such as Infinite Reality, Management may spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. Our executive officers devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a Business Combination.

Periodic Reporting and Audited Financial Statements

We have registered our Units, Common Stock and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business, such as the Infinite Reality Registration Statement. These financial statements will need to be prepared in accordance with or reconciled to GAAP or IFRS as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (x) following March 25, 2026, the fifth anniversary of the completion of our Initial Public Offering, (y) in which we have total annual gross revenue of at least $1.235 billion, or (z) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A.      Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Infinite Reality Business Combination, in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses, such as Infinite Reality, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Infinite Reality Business Combination;
●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;
●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;
●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;
●	Trust Account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;
●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	if we do not consummate the Infinite Reality Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Infinite Reality, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an initial Business Combination;
●	since our Initial Stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $10.58 per share (as of December 31, 2023);
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.58 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;
●	the Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;
●	there is substantial doubt about our ability to continue as a “going concern”; and
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have received notices from Nasdaq advising we are not in compliance with the Nasdaq Listing Rules, which require that (i) a SPAC complete one or more Business Combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering and (ii) the timely filing of all required periodic financial reports with the SEC. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On March 26, 2024, we received a notice from the Listing Qualifications Department of Nasdaq that we are not in compliance with the Nasdaq Listing Rule IM-5101-2, which requires that a SPAC complete one or more Business Combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the IPO Registration Statement became effective on March 22, 2021, we were required to complete an initial Business Combination by no later than March 22, 2024. The Listing Rule IM-5101-2 also provides that failure to comply with this requirement will result in the Nasdaq staff issuing a Staff Delisting Determination under Rule 5810 to delist our securities.

The Nasdaq staff has advised that our securities would be subject to delisting unless we timely request a hearing before the Panel. Accordingly, on April 2, 2024, we timely requested such hearing, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

This Nasdaq notice does not impact our obligation to file periodic reports with the SEC under applicable federal securities laws. On April 24, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of this Report. On May 23, 2024, we received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to this Report, our failure to timely file the Form 10-Q for the quarterly period ended March 31, 2024 with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. We addressed our plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in both SPAC Initial Public Offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on April 11, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Common Stock or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.58 per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our  (i) IPO Registration Statement, (ii) 2021 Annual Report and 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and September 30, 2023, as filed with the SEC on May 24, 2021, November 16, 2021, May 16, 2022, August 8, 2022, November 10, 2022, May 19, 2023 and November 21, 2023, respectively, and  (iv) Definitive Proxy Statement on Schedule 14A as filed with the SEC on February 27, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Infinite Reality and the Infinite Reality Business Combination, please see the section titled “Risk Factors” in the Infinite Reality Registration Statement, once filed with the SEC.

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 1C.      Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2.      Properties.

Our executive offices are located at 121 High Street, Floor 3, Boston, MA 02110, and our telephone number is (617) 894-3057. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3.      Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our Units, Public Shares and Public Warrants are each traded on the Nasdaq Capital Market under the symbols “NBSTU”, “NBST”, and “NBSTW”, respectively. Our Units commenced public trading on March 22, 2021, and our Public Shares and Public Warrants commenced separate public trading on April 16, 2021.

On March 26, 2024, we received a notice from the Listing Qualifications Department of Nasdaq that we are not in compliance with the Nasdaq Listing Rule IM-5101-2, which requires that a SPAC complete one or more Business Combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the IPO Registration Statement became effective on March 22, 2021, we were required to complete an initial Business Combination by no later than March 22, 2024. Nasdaq Listing Rule IM-5101-2 also provides that failure to comply with this requirement will result in the Nasdaq staff issuing a Staff Delisting Determination under Rule 5810 to delist our securities.

The Nasdaq staff has advised that our securities would be subject to delisting unless we timely request a hearing before the Panel. Accordingly, on April 2, 2024, we timely requested such hearing, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

The Nasdaq notice does not impact our obligation to file periodic reports with the SEC under applicable federal securities laws. On April 24, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of this Report. On May 23, 2024, we received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to this Report, our failure to timely file the Form 10-Q for the quarterly period ended March 31, 2024 with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. We addressed our plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

(b)Holders

On June 5, 2024, there were three holders of record of our Units, five holders of record of shares of our Common Stock and one holder of record of our Warrants.

(c)Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On April 11, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 22, 2023, we held the Second Special Meeting and our stockholders approved the Second Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from September 25, 2023 to March 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 3,060,282 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $32.00 million, or approximately $10.46 per share, to redeeming stockholders in the Second Special Meeting Redemptions on October 18, 2023.

On March 20, 2024, we held the Third Special Meeting and our stockholders approved the Third Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from March 25, 2024 to September 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 908,496 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $9.77 million, or approximately $10.75 per share, to redeeming stockholders in the Third Special Meeting Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

(d) Maximum
number (or
			(c) Total number	approximate dollar
	(a) Total		of shares (or units)	value) of shares (or
	number of		purchased as part	units) that may yet
	shares (or	(b) Average price	of publicly	be purchased under
	units)	paid per share (or	announced plans	the plans or
Period	purchased	unit)	or programs	programs
October 1 – October 31, 2023	3,060,282	10.46	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	—	—	—	—

Item 6.      [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2023 related to our formation, Initial Public Offering, and search for and consummation of an initial Business Combination.

Infinite Reality Business Combination

On December 12, 2022, we entered into the Infinite Reality Merger Agreement with Pubco, the Merger Subs, consisting of Purchaser Merger Sub and Infinite Reality Merger Sub, and Infinite Reality.

The Infinite Reality Merger Agreement Parties entered into the (i) First Merger Agreement Amendment on May 15, 2023, (ii) Second Merger Agreement Amendment on July 21, 2023 and (iii) Third Merger Agreement Amendment on February 26, 2024.

Pursuant to the terms of the Infinite Reality Merger Agreement, (i) under the Purchaser Merger, the Purchaser Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity, (ii) under the Infinite Reality Merger, the Infinite Reality Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving entity and (iii) following the Mergers, our Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

For a full description of the Infinite Reality Merger Agreement and the proposed Infinite Reality Business Combination, please see “Item 1. Business”.

Recent Developments

Third Merger Agreement Amendment

On February 26, 2024, the Infinite Reality Merger Agreement Parties entered into the Third Merger Agreement Amendment to provide for, among other things, (i) the addition of a new Section 6.25 providing for the delivery by Infinite Reality of certain deliverables by the deadlines set forth therein, (ii) the addition of a new Section 8.1(j) granting us the right to terminate the Infinite Reality Merger Agreement if Infinite Reality breaches Section 6.25 or fails to meet any of the deadlines set forth therein, (iii) the amendment of Section 8.2(d) providing for the payment by Infinite Reality to us of certain reimbursement fees in the event of a termination pursuant to Section 8.1(j), and (iv) an amendment to the definition of “Monthly Extension Fee.”

Third Special Meeting

On March 20, 2024, we held the Third Special Meeting and approved, the Third Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from March 25, 2024 to September 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, stockholders holding 908,496 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $9.77 million, or approximately $10.75 per share to redeeming stockholders in the Third Special Meeting Redemptions. Following the Third Special Meeting Redemptions, we had approximately $12.16 million in the Trust Account.

In connection with the approval of the Third Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

As of the date of this Report, in 2024, an aggregate of approximately $0.20 million has been paid by Infinite Reality as Monthly Extension Fees.

Nasdaq Notices

On March 26, 2024, we received a notice from the Listing Qualifications Department of Nasdaq that we are not in compliance with the Nasdaq Listing Rule IM-5101-2, which requires that a SPAC complete one or more Business Combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the IPO Registration Statement became effective on March 22, 2021, we were required to complete an initial Business Combination by no later than March 22, 2024. Nasdaq Listing Rule IM-5101-2 also provides that failure to comply with this requirement will result in the Nasdaq staff issuing a Staff Delisting Determination under Rule 5810 to delist our securities.

The Nasdaq staff has advised that our securities would be subject to delisting unless we timely request a hearing before the Panel. Accordingly, on April 2, 2024, we timely requested such hearing, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

The Nasdaq notice does not impact our obligation to file periodic reports with the SEC under applicable federal securities laws. On April 24, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of this Report. On May 23, 2024, we received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to this Report, our failure to timely file the Form 10-Q for the quarterly period ended March 31, 2024 with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. We addressed our plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through December 31, 2023 were organizational activities, the Initial Public Offering, and the search for a prospective Business Combination target and consummation of an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the year ended December 31, 2023, we had a net income of approximately $0.10 million, which consisted of dividend income of approximately $2.66 million and offset by franchise tax expense of $0.16 million, income tax expense of $0.68 million and operating costs of approximately $1.72 million.

For the year ended December 31, 2022, we had a net loss of approximately $1.29 million, which consisted of dividend income of approximately $1.85 million and change in fair value of warrant liabilities of approximately $0.11 million, franchise tax expense of $0.20 million, income tax expense of $0.41 million and operating costs of approximately $2.64 million.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Common Stock by the Sponsor and EBC and loans from the Sponsor under the IPO Promissory Note.

On March 25, 2021, we consummated the Initial Public Offering of 12,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $120.00 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 390,000 Private Units at a price of $10.00 per Private Unit in the Private Placement to the Sponsor and EBC, generating gross proceeds of $3.90 million. On March 30, 2021, the underwriters of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of approximately $8.44 million. In connection with the underwriters’ partial exercise of the over-allotment option, we sold an additional 16,879 Private Units at a price of $10.00 per Private Unit in the Private Placement to the Sponsor and EBC, generating gross proceeds of approximately $0.17 million.

Following the Initial Public Offering and the Private Placement, a total of approximately $128.44 million was placed in the Trust Account.

We incurred approximately $3.00 million in transaction costs, including approximately $2.57 million of underwriting fees and approximately $0.43 million of other offering costs.

In connection with the vote to approve the First Extension Amendment Proposal, approximately $78.77 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 Public Shares held by Public Stockholders, at a redemption price of approximately $10.17 per share. Also, in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account on October 18, 2023, due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share. As of December 31, 2023, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, we had approximately $21.58 million in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account, to complete the Business Combination. To the extent that the capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023 and 2022, we had cash of approximately $1.0 million and $0.1 million, respectively, outside of the Trust Account. We use the funds held outside the Trust Account and any proceeds from borrowings primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, including for the Infinite Reality Business Combination.

Since the completion of the Initial Public Offering and through December 31, 2023, we withdrew $1.9 million from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, we remitted $1.0 million to the respective tax authorities. As of the balance sheet date, $0.9 million was held in our operating bank account (inclusive of $0.9 million overdrawn from the Trust Account, held for settlement of tax obligations).

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1.50 million of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

On May 3, 2022, we issued the WCL Promissory Note to the Sponsor in the principal amount of $0.4 million to the Sponsor. On August 30, 2022, September 6, 2022 and September 21, 2022, there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million, respectively. We must make drawdown requests in amounts no less than $10,000 pursuant to the WCL Promissory Note.

On March 15, 2023, we amended and restated the WCL Promissory Note in its entirety to (i) increase the principal amount thereunder from $0.4 million to $0.9 million and (ii) remove the right of the holder of the WCL Note to convert all or any portion of the unpaid principal balance of the WCL Promissory Note into the units and related registration rights for such units (including underlying securities). As amended, the WCL Promissory Note is non-interest bearing and is payable on the earlier of (i) the date on which we consummate an initial Business Combination or (ii) the date that our winding up is effective.

On March 22, 2023, we amended and restated the WCL Promissory Note to increase the principal amount from up to $0.9 million to up to $2.1 million, pursuant to which the Sponsor agreed to loan to us up to $2.1 million.

In February 2023, $70,000 was drawn down under the WCL Promissory Note. In April 2023, $49,140 was drawn down under the WCL Promissory Note. In May 2023, an additional aggregate of $221,449 was drawn down under the WCL Promissory Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $102,665 was refunded, under the WCL Promissory Note. In July 2023, $55,221 was drawn down under the WCL Promissory Note. In August 2023, an additional aggregate of $61,616 was drawn down under the WCL Promissory Note. In September 2023, an additional aggregate of $88,430 was drawn down under the WCL Promissory Note. In October 2023, $3,000 was drawn down under the WCL Promissory Note. In November 2023, an additional aggregate of $97,536 was drawn down, and an aggregate of $8,000 was refunded, under the WCL Promissory Note.

At December 31, 2023 and December 31, 2022, approximately $1.02 million and $0.40 million were outstanding under the WCL Promissory Note, respectively.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern”, we have until September 25, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Although we intend to consummate a Business Combination on or before September 25, 2024, it is uncertain whether we will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the potential for is to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 25, 2024.

Trust Account Investment

On April 11, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Initial Contribution and Monthly Extension Fees

In connection with the approval of the First Extension Amendment Proposal, the Sponsor or its designees agreed to contribute to us, under the WCL Promissory Note, (i) the Initial Contribution, plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until September 25, 2023, or portion thereof, that was needed to complete an initial Business Combination, which amount was to be deposited into the Trust Account.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account. On June 26, 2023, $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor, bringing the balance under the under the WCL Promissory Note to $0.7 million, and a $100,000 payment from Infinite Reality. The remaining Monthly Extension Fees in connection with the approval of the First Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment. Payments received from Infinite Reality have been treated as equity contribution.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Business Combination Marketing Agreement

We engaged EBC as an advisor in connection with our Business Combination to (i) assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, (ii) introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, (iii) assist us in obtaining stockholder approval for the Business Combination and (iv) assist us with our press releases and public filings in connection with the Business Combination. We will pay EBC a cash fee of up to $4.2 million for such services upon the consummation of the initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial Business Combination. We will also pay EBC a cash fee of up to 1% of the gross proceeds from the Initial Public Offering as a fee for introducing us to target companies for an initial Business Combination.

Registration Rights

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Representative Shares, (iii) Private Units (and underlying securities) and (iv) any units issued in payment of Working Capital Loans made to us (and underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities.

The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. Notwithstanding anything to the contrary, EBC. may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement.

The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters of the Initial Public Offering a 45-day option from the date of the Initial Public Offering to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the public offering price less the underwriting discounts and commissions.

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

Administrative Support Agreement

We have agreed to pay the Sponsor a total of up to $0.01 million per month, from the effective date of the IPO Registration Statement, for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. For the year ended December 31, 2023, we incurred and accrued $0.12 million for these services. For the year ended December 31, 2022, we incurred $0.12 million for these services, out of which $0.03 million are accrued. Such amounts are included in the operating costs on the statements of operations presented in the financial statements contained elsewhere in this Report.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Profit (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net profit (loss) per share of Common Stock is computed by dividing net profit (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. We apply the two-class method in calculating earnings per share. The calculation of diluted profit (loss) per share of Common Stock does not consider the effect of the Public Warrants since the exercise of the Public Warrants are contingent upon the occurrence of future events and the inclusion of such Public Warrants would be anti-dilutive.

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Subtopic 815-15, “Embedded Derivatives” (“ASC 815-15”).

We account for the Warrants, as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to its own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of its control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

The Private Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations presented in the financial statements contained elsewhere in this Report. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

Common Stock Subject to Possible Redemption

We account for the Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Common Stock are classified as stockholders’ equity. Our shares of Common Stock that were sold as part of Units in the Initial Public Offering feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

On March 3, 2023, we held the First Special Meeting, at which our stockholders approved the First Extension Amendment Proposal. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 7,744,085 Public Shares properly exercised their right to redeem such shares for cash, at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.77 million. As a result, on April 3, 2023, approximately $78.77 million was removed from the Trust Account to pay such Public Stockholders, following which, 5,099,852 shares of Common Stock subject to redemption, remained outstanding.

On September 22, 2023, we held the Second Special Meeting, at which our stockholders approved the Second Extension Amendment Proposal. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 3,060,282 Public Shares properly exercised their right to redeem such shares for cash, at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $32.00 million. As a result, on October 18, 2023, approximately $32.00 million was removed from the Trust Account to pay such Public Stockholders, following which, 2,039,570 shares of Common Stock subject to redemption, remained outstanding.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU Topic 2016-12, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-12”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-12 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. We adopted the provisions of ASU 2016-12 with effect from January 1, 2023. The adoption did not have a material impact on the financial statements contained elsewhere in this Report.

In August 2020, the FASB issued ASU Topic 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the annual period ending December 31, 2025. We are currently evaluating the timing and impacts of adoption of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the financial statements and the notes thereto contained elsewhere in this.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.      Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-28 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023. Our internal control over financial reporting did not result in the application of complex financial instruments and complex accounting matters issued in March 2021, which, due to its impact on our financial statements, we determined to be a material weakness.

In light of this material weakness, we restated our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and March 31, 2021, and Current Report on Form 8-K as of March 25, 2021, to reclassify all our Common Stock subject to possible redemption in temporary equity.

Additionally, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Control over Financial Reporting

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
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our Management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to its accounting for complex financial instruments, prepaid expenses, accrued expenses and franchise taxes.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Hong	51	Chairman
Thomas Bushey	44	Chief Executive Officer and Director
Kenneth King	37	Chief Financial Officer and Director
Jennifer Vescio	53	Director
Teddy Zee	67	Director

The experience of our directors and executive officers is as follows:

Matthew Hong has served as the Chairman of the Board since February 2021. Since January 2023, Mr. Hong has served as President & Chief Operating Officer of PlayOn! Sports, a company engaged in streaming live and on-demand high school sports operating the NFHS Network, and GoFan, a high school ticketing solution in the United States. In this role, Mr. Hong oversees day-to-day operations for PlayOn! Sports.

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

Mr. Hong served as an independent director of Advocado, Inc., a data-as-a-service company, from July 2020 to July 2023. He previously served on the board of directors of PlayOn! Sports between August 2022 and January 2023; of Inception Growth Acquisition Limited, a special purpose acquisition company, between March 2021 and December 2022; of iStreamPlanet, a company that processes and delivers live video broadcasts over the Internet, between August 2015 and June 2019; and as a board observer of FanDuel, a gaming company, between June 2015 and October 2017. Mr. Hong received a JD, with honors, from Harvard Law School, and a BA in economics from NC State University. Mr. Hong is qualified to serve on the Board of Directors due to his significant experience as a senior executive of media and internet companies.

Thomas Bushey has served as our Chief Executive Officer and director since November 2020. Mr. Bushey brings a wealth of experience from his two-decades long career as a successful investor, board member and capital allocator. He is the founder and has served as CEO of Sunderland Capital since 2015. Sunderland Capital is an operationally focused, long-term oriented investment firm with a focus on emerging technologies and the consumer Internet. Mr. Bushey also served on the board of Ondas Holdings Inc. (Nasdaq: ONDS), a developer of private licensed wireless data networks for mission-critical industrial markets, from 2020 to 2023 . Prior to founding Sunderland Capital, he was a portfolio manager at Blackrock. Prior to Blackrock, Mr. Bushey was a senior analyst for Mayo Capital Partners and Millennium Partners. Mr. Bushey began his career as an analyst for Credit Suisse First Boston (“CSFB”) and later moved to HCI Equity Partners (Thayer Capital). At CSFB from 2002 to 2005, he executed and analyzed mergers, acquisitions, leveraged buyouts, divestitures, takeover defenses, restructurings and debt and equity financing for corporate clients and financial sponsors. Mr. Bushey has a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Bushey is qualified to serve on the Board of Directors due to his significant investment banking and management experience.

Kenneth King has served as our Chief Financial Officer and director since November 2020. Mr. King has over 13 years of experience in venture building, venture capital, and mergers & acquisitions. Since 2019, Mr. King has been a founding partner of Cambium Grove Capital, a global asset management platform investing in venture, private equity and alternative credit. Between 2016 and 2018, Mr. King served as a special consultant at Yixia Technology (Miaopai), which acquired Tiantian, a mobile video application company that Mr. King co-founded in 2015, where he served as CEO, until the acquisition by Yixia Technology, in 2016. In 2011, Mr. King was also the first investor and founding member of Tessa Therapeutics, a Singapore- based biotechnology company backed by Temasek Holdings, where he served as COO until 2014. Mr. King started his career with Morgan Stanley’s Mergers and Acquisitions (M&A) Group in Hong Kong from 2008 to 2010, where he participated in buy-side, sell-side, and cross-border transactions across a wide range of industries and Asia-Pacific geographies. Mr. King graduated from Stanford University in 2008 with a B.A. in Economics and a M.S. in Management Science and Engineering. Mr. King is qualified to serve on the Board of Directors due to his significant venture building, venture capital, and mergers & acquisitions experience.

Jennifer Vescio has served as a member of the Board since February 2021. Since 2019, Ms. Vescio has served as the global head of business development for Uber Technologies Inc. where she is responsible for launching new strategic initiatives, closing partnership deals and managing partner operations. Ms. Vescio is a principal of Awestruck Ventures, a venture and strategy consulting firm she co-founded in 2015, where she currently serves as an advisor, investor, strategy and management consultant to tech, entertainment, sports & digital media firms as well as an executive coach to CEOs and their teams. Ms. Vescio also served as a member of the board of directors of the PGA Tour, the organizer of the main professional golf tours played by men in the United States and North America, from 2015 to 2020. From 2017 to 2018, Ms. Vescio served as senior vice president, global head of corporate development and partnerships for Verizon Media where she focused on strategic growth, new business development, partnerships, and investments. From 2013 to 2016, she served as the head of global strategy and business development at eBay (NASDAQ: EBAY). While at eBay, she managed over $600 million in GMV (Global Merchandise Volume) through its partner network, which included partnerships with Samsung, HP, Yahoo!, Facebook, Pinterest, Twitter, and Telefonica. She also launched new strategic initiatives and incubated new businesses such as eBay Now, an on-demand local ordering and delivery platform which launched in San Francisco and New York. From 2010 to 2013, Ms. Vescio was the vice president of global business development at ESPN. In 2009, CBS hired Ms. Vescio to lead its strategy & business development efforts until 2011. During her time at CBS, Ms. Vescio led its digital content distribution strategy and signed partnerships with YouTube, DailyMotion, eBay, Hulu and Yahoo!. Ms. Vescio earned her Bachelor of Science degree in Psychology/Biology from Allegheny College and her MBA from the UCLA Anderson School of Management. She also holds her ICF and NCF certifications for executive coaching. Ms. Vescio is qualified to serve on the Board of Directors due to her experience as an executive in technology, entertainment, sports or digital media, as well as her significant experience on business development and management.

Teddy Zee has served as a member of the Board since February 2021. Best known for such films as Pursuit of Happyness, Hitch & Charlie’s Angels, Mr. Zee has been a film and television producer since May 2005, with over thirty years of experience in Hollywood. He has built an active global advisory and consulting practice across media and technology. He has previously served as president of Sony-based Overbrook Films from 2001 to 2005, president of Fox-based Davis Entertainment from 1997 to 2001, EVP at Columbia Pictures from 1990 to 1997, SVP at Paramount Pictures from 1985 to 1990. Since 1996, he is a member of the Academy of Motion Picture Arts & Sciences (Oscars), Academy of Television Arts & Sciences (Emmys) and Producers Guild of America.

Mr. Zee has served as Co-Founder & COO for IdeasLab, which developed proprietary AI models and launched XView, an intuitive golf swing tracking application featuring real-time feedback and data visualization since March 2023. He has served on the Board of Directors for Koreatown Youth + Community Center in Los Angeles since January 2016. Mr. Zee served as Co-Founder and Chief Business Officer for MINTX, a Web3 based venture, from March  2021 to April 2024.

Mr. Zee has served as an advisor to ShortTV, a leading online platform that is launching and expanding in US and international markets, since April 2024; Ford Models, an international modelling agency, since July 2020; Pickit, the digital collectibles marketplace platform serving KPOP fans, since May 2020; Tapas Media, a platform for creators of bite-sized comics and web-stories, since September 2020; Kooding, an e-commerce fashion and beauty platform, since January 2017; and ParagonOne, a platform that manages internships for enterprises, since September 2015.

Mr. Zee has previously served as an advisor to SM Entertainment, one of South Korea’s largest entertainment companies that has been responsible for fostering and popularizing the careers of many K-pop stars , from March 2021 to April 2024; Readlee, an AI based ed tech solution, from September 2020 to March 2023; Vizio, a leading HDTV maker and innovator in data & advertising around smart TVs, from August 2019 to March 2021; PureForm Global, a biotech company that synthesizes CBD from oils in orange peels, from March 2020 to April 2022; Tarsus Entertainment between August 2019 and October 2020, which delivers government approved video games through IPTV and OTT in China; and Watcha, a Korean streaming and data/analytics venture, from April 2018 to February 2020. Mr. Zee advised Biola University’s School of Cinema & Media Arts between December 2017 and June 2019; Oben, a Softbank-backed start-up that uses AI, computer vision and blockchain to deploy personal avatars for the masses, between September 2015 and January 2019; Meitu, the Chinese photo and video app company that went IPO in Hong Kong, between February 2015 and June 2016; Starmaker, the user generated music and video platform, between February 2016 and January 2017; and Ooyala, a leading online video platform company, between April 2013 and May 2015. Mr. Zee also served as head of creative, mobile technologies division for Rambus, between March 2012 and September 2013. Rambus acquired Silicon Valley interactive media start-up Mozaik Multimedia, where Mr. Zee had previously held the position of chief creative officer between September 2011 and March 2012. Mr. Zee earned an MBA from Harvard Business School and a BS from Cornell University. Mr. Zee is qualified to serve on the Board of Directors due to his significant experience in media and technology.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Our Advisors

We leverage the capabilities of our advisors to assist us with the sourcing and evaluation of potential acquisition candidates. We believe the relationships, experience and expertise of these advisors will provide us with additional access and insight into potential target companies. However, our advisors are not executive officers of our Company and have no written advisory agreement with us, nor do they have any other employment arrangements with us. Moreover, our advisors are not under any fiduciary obligation to us nor do they perform board or committee functions, nor do they have any voting or decision-making capacity on our behalf. Our advisors are not required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our Board members are subject. Accordingly, if our advisors become aware of a Business Combination opportunity that is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential Business Combination targets or create value in businesses that we may acquire.

Ted Seides serves as our senior advisor. He is the founder of Capital Allocators LLC, a platform that includes podcasts, gatherings, and advisory that explore and share best practices in the asset management industry.

From 2002 to 2015, Mr. Seides served as the president and co-chief investment officer of Protégé Partners LLC, a leading multibillion-dollar alternative investment firm he co-founded that invested in and seeded small hedge funds. In 2016, Mr. Seides authored “So You Want to Start a Hedge Fund: Lessons for Managers and Allocators.” and, in 2021, authored “Capital Allocators: How the world’s elite money managers lead and invest.” His third book, “Private Equity Deals: Lessons in investing, dealmaking, and operations from private equity professionals.” releases in September 2024. Mr. Seides began his career in 1992 under the tutelage of David Swensen at the Yale University Investments Office.

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

Number and Terms of Office of Officers and Directors

We have five directors. The Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq. We held our first annual meeting on December 27, 2022 and our second annual meeting on December 29, 2023.

The term of office of Class A directors, consisting of Jennifer Vescio, will expire at the annual meeting of stockholders to be held in 2025. The term of office of Class B directors, consisting of Teddy Zee and Matthew Hong, will expire at the annual meeting of stockholders to be held in 2026. The term of office of Class C directors, consisting of Kenneth King and Thomas Bushey, will expire at the annual meeting of stockholders to be held in 2024.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in our bylaws (the “Bylaws”) as it deems appropriate. The Bylaws provide that our officers may consist of one or more Chief Executive Officers, a Chief Financial Officer, a Secretary, and such other offices as may be determined by the Board.

Committees of the Board of Directors

The Board has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee of the Board operates under a charter that has been approved by the Board, as amended, and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee, which consists of Matthew Hong, Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. Mr. Zee chairs the Audit Committee. The Audit Committee’s duties, which are specified in our Audit Committee charter, include, but are not limited to:

●	reviewing and discussing with Management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with Management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with Management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;
●	inquiring and discussing with Management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between Management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	approving reimbursement of expenses incurred by Management in identifying potential target businesses;
●	to the extent that our securities continue to be listed on an exchange and subject to Rule 10D-1 under the Exchange Act (the “Rule”) and the rules and regulations promulgated thereunder, as amended, advising the Board and any other Board committees, with the assistance of Management, if the clawback provisions of such rule are triggered based upon a financial statement restatement or other financial statement change; and
●	implementing and overseeing our cybersecurity and information security policies, if any, and periodically review the policies, if any, and manage potential cybersecurity incidents.

The Audit Committee has been and will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Matthew Hong qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established the Compensation Committee, which consists of Jennifer Vescio and Teddy Zee, each of whom is an independent director under Nasdaq’s listing standards. Jennifer Vescio chairs the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee charter, as amended, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	to the extent that the Company’s securities continue to be listed on an exchange and subject the Rule and the rules and regulations promulgated thereunder, as amended, advising the Board and any other Board committees, with the assistance of Management, if the clawback provisions of such rule are triggered based upon a financial statement restatement or other financial statement change.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Matthew Hong, Jennifer Vescio and Teddy Zee. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in the Bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our form of Code of Ethics as an exhibit to the Report. Our Code of Ethics is available on the SEC website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. Our code of ethics is also available, free of charge, to any stockholder upon written request to us.

Trading Policies

On December 1, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 1, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11.      Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our IPO Registration Statement, through the acquisition of a target business or our liquidation of the Trust Account, we have paid and will continue to pay, the Sponsor $10,000 per month for providing us with office space and certain office and secretarial services pursuant to the Administrative Support Agreement. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our (i) Sponsor, (ii) officers, (iii) directors, or (iv) their affiliates in connection with the consummation of our initial Business Combination and the repayment of the IPO Promissory Note, no compensation or fees of any kind has been or will be paid to the Sponsor, members of Management or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is), such as the Infinite Reality Business Combination. However, they receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial Business Combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination.

After our initial Business Combination, members of Management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders, such as the Infinite Reality Registration Statement. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial Business Combination, as it is up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of June 5, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
●	each of our executive officers and directors that beneficially owns our Common Stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,948,937 shares of our Common Stock issued and outstanding as of June 5, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Voting percentages represents the voting power of the shares owned beneficially by such person. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

			Approximate
	Number of		Percentage
	Shares		of Outstanding
	Beneficially		Shares of
Name and Address of Beneficial Owner (1)	Owned		Common Stock
Matthew Hong	—	(3)	—
Thomas Bushey	3,565,699	(2)	72.0%
Kenneth King	3,565,699	(2)	72.0%
Jennifer Vescio	—	(3)	—
Teddy Zee	—	(3)	—

All directors and executive officers as a group (five individuals)	3,565,699		72.0%
5% or More Holders
Newbury Street Acquisition Sponsor LLC	3,565,699	(2)	72.0%
Periscope Parties(4)	1,110,461		22.4%
Barclays Parties(5)	841,565		17.0%
Linden Parties(6)	519,070		10.5%
Mizuho Parties(7)	319,569		6.5%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Newbury Street Acquisition Corporation, 121 High Street, Floor 3, Boston, MA 02110.
(2)

Represents securities held by Newbury Street Acquisition Sponsor LLC, our Sponsor, of which Thomas Bushey and Kenneth King are managing members. Accordingly, all securities held by our Sponsor may ultimately be deemed to be beneficially held by Thomas Bushey and Kenneth King.

(3)

Does not include any securities held by Newbury Street Acquisition Sponsor LLC, our Sponsor, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)

According to a Schedule 13G filed with the SEC on February 13, 2023 by Periscope Capital Inc., a Canada corporation (“Periscope”), Periscope is the beneficial owner of 895,561 Public Shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”, together with Periscope, the “Periscope Parties”) that collectively directly own 214,900 Public Shares. Periscope disclaims beneficial ownership of the Public Shares owned by the Periscope Funds. The number of Public Shares held by the Periscope Parties is reported as of December 31, 2022, which does not reflect any redemption of Public Shares by the Periscope Parties in the First Special Meeting Redemptions, Second Special Meeting Redemptions or Third Special Meeting Redemptions, or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentage set forth in the table may not reflect the Periscope Parties’ current beneficial ownership. The principal business address for Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)

According to a Schedule 13G filed with the SEC on January 30, 2023 by (i) Barclays PLC, a public limited company in England (“Barclays”) and (ii) Barclays Bank PLC, a public limited company in England (“Barclays Bank”, together with Barclays, the “Barclays Parties”). Barclays Bank, is a wholly-owned subsidiary of Barclays, the parent holding company. The 841,565 Public Shares reported on by Barclays, are owned, or may be deemed to be beneficially owned, by Barclays Bank, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. The number of Public Shares held by the Barclays Parties is reported as of December 31, 2022, which does not reflect any redemption of Public Shares by the Barclays Parties in connection with the First Special Meeting Redemptions, Second Special Meeting Redemptions or Third Special Meeting Redemptions, or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentage set forth in the table may not reflect the Barclays Parties’ current beneficial ownership. The principal business address for the Barclays Parties is England is 1 Churchill Place, London, E14 5HP, England.

(6)

According to a Schedule 13G filed with the SEC on February 7, 2024 by (i) Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), (ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”), (iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”) and Siu Min Wong (“Mr. Wong” and collectively, with Linden Capital, Linden GP, Linden Advisors and the Managed Accounts (as defined below), the “Linden Parties”). The 519,070 Public Shares are held for Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Public Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Public Shares held by each of Linden Capital and the Managed Accounts. The number of Public Shares held by the Linden Parties is reported as of March 30, 2023, which does not reflect any redemption of shares by the Linden Parties in connection with the Second Special Meeting Redemptions or Third Special Meeting Redemptions, or any other transactions after of March 30, 2023. Accordingly, the number of Public Shares and the percentage set forth in the table may not reflect the Lindens Parties’ current beneficial ownership. The principal business address of Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(7)

According to a Schedule 13G filed on February 13, 2024 by Mizuho Financial Group, Inc., a company incorporated under the laws of Japan (“Mizuho”), Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares, which are held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. Mizuho has the sole power to dispose or to direct the disposition of the Public Shares. The principal business address for Mizuho is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Infinite Reality Business Combination, please see “Item 1. Business”.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

On January 20, 2021, we issued 4,312,500 shares of Common Stock to the Sponsor and its designees for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. 250,000 Representative Shares were also issued to EBC and its designees. On March 22, 2021, the Sponsor and EBC effected a surrender of 862,500 and 50,000 shares of Common Stock, respectively, for no consideration. This resulted in a decrease in the total number of shares of Common Stock outstanding from 4,562,500 to 3,650,000.

On March 30, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option to purchase an additional 843,937 Units at $10.00 per Unit. As a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares were forfeited by the Sponsor.

The Sponsor purchased an aggregate of 354,715 Private Units and EBC purchased an aggregate of 52,164 Private Units, at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,068,970 in the Private Placement, which occurred simultaneously with the closing of the Initial Public Offering. The Private Units are identical to the Units sold in our Initial Public Offering except that the Private Warrants included in the Private Units: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of their permitted transferees. Once the Private Warrants are transferred to anyone other than a permitted transferee, the Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. The Sponsor and EBC have agreed not to transfer, assign or sell any of the Private Shares and the Private Warrants (except to certain permitted transferees) until after the completion of our initial Business Combination. In the event of a liquidation prior to our initial Business Combination, the Private Shares and the Private Warrants will likely be worthless. If we do not complete a Business Combination within the Combination Period, the proceeds from the Private Placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

In order to meet our working capital needs following the consummation of our Initial Public Offering, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the Private Units. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment.

Pursuant to the Registration Rights Agreement, the holders of (i) our Founder Shares, (ii) the Representative Shares, (iii) our Private Units (and all underlying securities) and (iv) any units that may be issued in payment of Working Capital Loans made to us (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans made to us (or all underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement.

On November 23, 2020, we issued the IPO Promissory Note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $0.30 million. The IPO Promissory Note was non-interest bearing and was payable on the earlier of June 30, 2021, or the consummation of the IPO. The outstanding balance of $0.19 million was paid in full on July 30, 2021.

On May 3, 2022, we issued the WCL Promissory Note to the Sponsor in the principal amount of $0.4 million to the Sponsor. On March 15, 2023, we amended and restated the WCL Promissory Note in its entirety to (i) increase the principal amount thereunder from $0.4 million to $0.9 million and (ii) remove the right of the holder of the WCL Note to convert all or any portion of the unpaid principal balance of the WCL Promissory Note into the units and related registration rights for such units (including underlying securities). As amended, the WCL Promissory Note is non-interest bearing and is payable on the earlier of (i) the date on which we consummate an initial Business Combination or (ii) the date that our winding up is effective. On March 22, 2023, we amended and restated the WCL Promissory Note to increase the principal amount from up to $0.9 million to up to $2.1 million, pursuant to which the Sponsor agreed to loan to us up to $2.1 million. At December 31, 2023 and December 31, 2022, approximately $1.02 million and $0.40 million were outstanding under the WCL Promissory Note, respectively.

In connection with the approval of the First Extension Amendment Proposal, the Sponsor or its designees agreed to contribute to us, under the WCL Promissory Note, (i) the Initial Contribution, plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until September 25, 2023, or portion thereof, that was needed to complete an initial Business Combination, which amount was to be deposited into the Trust Account.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account. On June 26, 2023, $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality. The remaining Monthly Extension Fees in connection with the approval of the First Extension Amendment Proposal were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The remaining Monthly Extension Fees in connection with the approval of the Second Extension Amendment Proposal were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Third Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

Pursuant to the Administrative Support Agreement, the Sponsor has agreed that, commencing on the effective date of the IPO Registration Statement and ending on the earlier of our consummation of our initial Business Combination or the liquidation of the Trust Account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Charter.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to the Sponsor, officers, directors, or their affiliates in connection with the consummation of our initial Business Combination and repayment of the IPO Promissory Note, no compensation or fees of any kind has been or will be paid to the Sponsor, members of Management or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, such individuals receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial Business Combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination.

After our initial Business Combination, members of Management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders, such as the Infinite Reality Registration Statement. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of the Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

For more information on the agreements with related parties entered into in connection with the Infinite Reality Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of the Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Matthew Hong, Jennifer Vescio and Teddy Zee is each considered an “independent director” under the Nasdaq listing standards and applicable SEC rules Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.      Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $118,771 and $77,250, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.      Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.      Form 10-K Summary.

Omitted at our Company’s option.

51

NEWBURY STREET ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Newbury Street Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newbury Street Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 25, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on December 12, 2022 and later amended on May 15, 2023, July 21, 2023 and February 26, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to September 25, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after September 25, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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
East Hanover, NJ
June 5, 2024

NEWBURY STREET ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$956,202	$83,643
Prepaid expenses	—	47,625
Franchise tax receivable	4,451	—
Total Current Assets	960,653	131,268

Cash held in Trust Account	21,581,375	129,951,121
Total Assets	$22,542,028	$130,082,389

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$2,741,134	$1,767,679
Excise duty payable	1,106,282	—
Income tax payable	684,614	413,919
Franchise tax payable	—	45,816
Related party payable	10,480	480
Promissory note - related party	1,019,130	399,903
Extension loan	700,000	—
Derivative warrant liabilities	14,241	14,241
Total Current Liabilities	6,275,881	2,642,038

Commitments and Contingencies (Note 6)
Common Stock subject to possible redemption; 2,039,570 shares as of December 31, 2023, and 12,843,937 shares as of December 31, 2022, respectively, at redemption value	21,847,515	129,951,121

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 2,039,570 shares as of December 31, 2023, and 12,843,937 shares as of December 31, 2022, subject to possible redemption	382	382
Additional paid-in capital	—	—
Accumulated deficit	(5,581,750)	(2,511,152)
Total Stockholders' Deficit	(5,581,368)	(2,510,770)
Total Liabilities and Stockholders' Deficit	$22,542,028	$130,082,389

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Formation and operating costs	$1,723,025	$2,636,416
Franchise tax expense	155,600	200,000
Loss from operations	(1,878,625)	(2,836,416)
Other income:
Change in fair value of derivative warrant liabilities	—	107,823
Interest and dividend income	2,660,764	1,849,833
Other income	—	5,000
Profit (loss) before provision for income taxes	782,139	(873,760)
Income tax expense	(684,771)	(413,919)
Net profit (loss)	$97,368	$(1,287,679)

Weighted average shares outstanding, basic and diluted, redeemable Common Stock	5,958,752	12,843,937
Basic and diluted net profit (loss) per share, redeemable Common Stock	$0.01	$(0.08)
Weighted average shares outstanding, basic and diluted, non-redeemable Common Stock	3,817,863	3,817,863
Basic and diluted net profit (loss) per share, non-redeemable Common Stock	$0.01	$(0.08)

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Years Ended December 31, 2022 and December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	3,817,863	$382	$882,581	$(594,303)	$288,660
Net loss	—	—	—	(1,287,679)	(1,287,679)
Accretion for Common Stock to redemption amount	—	—	(882,581)	(629,170)	(1,511,751)
Balance - December 31, 2022	3,817,863	382	—	(2,511,152)	(2,510,770)
Accretion for Common Stock to redemption amount	—	—	(601,979)	(2,061,684)	(2,663,663)
Excise duty in connection with redemption of redeemable shares	—	—	—	(1,106,282)	(1,106,282)
Net profit	—	—	—	97,368	97,368
Monthly Extension Fee Provided by Infinite Reality	—	—	601,979	—	601,979
Balance - December 31, 2023	3,817,863	$382	$—	$(5,581,750)	$(5,581,368)

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net profit (loss)	$97,368	$(1,287,679)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	—	(107,823)
Interest and dividend income earned from the Trust Account	(2,660,764)	(1,849,833)

Changes in operating assets and liabilities:
Prepaid expenses - current	47,625	195,684
Franchise tax receivable	(4,451)	—
Accrued expenses	973,455	1,682,029
Franchise tax payable	(45,816)	(146,513)
Income tax payable	270,695	413,919
Related party payable	10,000	480
Net cash used in operating activities	(1,311,888)	(1,099,736)

Cash Flows from Investing Activities:
Extension loan	(1,301,979)	—
Transfer from Trust Account	1,565,220	347,540
Cash withdrawn from Trust Account in connection with redemption	110,767,269	—
Net cash provided by investing activities	111,030,510	347,540

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	619,227	399,903
Proceeds from extension loan	700,000	—
Proceeds from Infinite Reality for extension	601,979	—
Payment for Redemptions	(110,767,269)	—
Net cash (used in) provided by financing activities	(108,846,063)	399,903

Net Change in Cash	872,559	(352,293)
Cash - Beginning of period	83,643	435,936
Cash - End of period	$956,202	$83,643

Supplemental cash flow information:
Cash paid for taxes	$619,944	$347,540

Non-Cash Investing and Financing Activities:
Accretion for Common Stock to redemption amount	$2,663,663	$1,511,751
Excise Tax payable	$1,106,282	$—

The accompanying notes are an integral part of the financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Newbury Street Acquisition Corporation was incorporated in Delaware on November 6, 2020. The Company is a blank check formed for the purpose of entering into a Business Combination with one or more businesses.

While the Company may pursue a Business Combination target in any business or industry, the Company has focused its search on a technology business in the consumer internet or media space, including sports and entertainment verticals. In particular, the Company is focused on disruptive, high growth companies with a global ambition that take advantage of: (a) the rise of new consumer behaviors driven by the internet or new technologies, or (b) paradigm shifts in media, sports and entertainment that give rise to disruptive new entrants here to stay for the coming decades. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had no operating activity. During the period from January 15, 2021 (commencement of operations) to December 31, 2023, the Company’s activity related to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, the search for and consummation of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income derived from the funds deposited in Trust Account. The Company has selected December 31 as its fiscal year end.

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are being applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account, excluding taxes payable on the income earned on the Trust Account at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.58 as of December 31, 2023 before taxes paid or payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity upon the completion of the Public Offering in accordance with the ASC 480.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

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

Infinite Reality Merger Agreement

On December 12, 2022, the Company entered into the Infinite Reality Merger Agreement with Pubco, the Merger Subs, consisting of Purchaser Merger Sub and Infinite Reality Merger Sub, and Infinite Reality.

The Infinite Reality Merger Agreement Parties entered into the (i) First Merger Agreement Amendment on May 15, 2023, (ii) Second Merger Agreement Amendment on July 21, 2023 and (iii) Third Merger Agreement Amendment on February 26, 2024.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Pursuant to the terms of the Infinite Reality Merger Agreement, (i) under the Purchaser Merger, the Purchaser Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, (ii) under the Infinite Reality Merger, the Infinite Reality Merger Sub will merge with and into Infinite Reality, with Infinite Reality continuing as the surviving entity and (iii) following the Mergers, the Company and Infinite Reality will become direct wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

Extensions of the Combination Period

The Company initially had up to 24 months from the closing of the Initial Public Offering, or until March 25, 2023, to complete a Business Combination, which was extended to (i) September 25, 2023 at the First Special Meeting upon approval by the stockholders of the First Extension Amendment Proposal, (ii) March 25, 2024 at the Second Special Meeting upon approval by the stockholders of the Second Extension Amendment Proposal and (iii) September 25, 2024 at the Third Special Meeting upon approval by the stockholders of the Third Extension Amendment Proposal.

In connection with the vote to approve the First Extension Amendment Proposal, the holders of 7,744,085 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.77 million. As a result, approximately $78.77 million was removed from the Trust Account to pay such holders. Following the First Special Meeting Redemptions, the Company had 8,917,715 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,060,282 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $32.00 million. As a result, approximately $32.00 million was removed from the Trust Account to pay such holders. Following the Second Special Meeting Redemptions, the Company had 5,857,433 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 908,496 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $9.77 million. As a result, approximately $9.77 million was removed from the Trust Account to pay such holders. Following the Third Special Meeting Redemptions, the Company had 4,948,937 shares of Common Stock issued and outstanding.

As of December 31, 2023, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, the Company had approximately $21.58 million in the Trust Account.

In connection with the approval of the First Extension Amendment Proposal, the Sponsor or its designees agreed to contribute to the Company, under the WCL Promissory Note, (i) the Initial Contribution, plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until September 25, 2023, or portion thereof, that was needed to complete an initial Business Combination, which amount was to be deposited into the Trust Account.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account. On June 26, 2023, $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor and a $100,000 payment from Infinite Reality. The remaining Monthly Extension Fees in connection with the approval of the First Extension Amendment Proposal were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The remaining Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

In connection with the approval of the Third Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law

As of the date of the accompanying financial statements, the Company does not plan to seek to further extend the Combination Period. The Sponsor may also explore transactions under which it would sell its interest in the Company to another management team.

Liquidity and Going Concern

In connection with the vote to approve the First Extension Amendment Proposal, approximately $78.77 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 Public Shares held by Public Stockholders, at a redemption price of approximately $10.17 per share. Also, in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account on October 18, 2023, due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share. As of December 31, 2023, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, the Company had approximately $21.58 million in the Trust Account.

Since the completion of the Initial Public Offering and through December 31, 2023, the Company withdrew $1.9 million from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1.0 million to the respective tax authorities. As of December 31, 2023, the Company had approximately $1.0 million in its operating bank account (inclusive of $0.9 million overdrawn from the Trust Account, held for settlement of tax obligations), approximately $21.6 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficiency of approximately $5.3 million.

Until the consummation of a Business Combination, the Company has used and will continue to use the funds not held in the Trust Account performing due diligence on prospective target businesses, including for the Infinite Reality, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (see Note 5). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 25, 2024, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

As of December 31, 2023 and December 31, 2022, the Company had cash of approximately $1.0 million(inclusive of $0.9 million overdrawn from the Trust Account, held for settlement of tax obligations) and $0.1 million, respectively, outside of funds held in the Trust Account.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Cash Held in Trust Account

At December 31, 2023 and December 31, 2022, the Company had approximately $21.58 million and $129.95 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account at a bank and in Treasury Bills, respectively.

On April 3, 2023, in connection with the vote to approve the First Extension Amendment Proposal, approximately $78.77 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 Public Shares held by Public Stockholders, at a redemption price of approximately $10.17 per share.

On April 11, 2023, the Company liquidated the funds held in the Trust Account and instead holds the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination or the Company’s liquidation.

On June 26, 2023, a Monthly Extension Fee of $0.2 million was deposited into the Trust Account, which was comprised of a $0.1 million payment from the Sponsor and a $0.1 million payment from Infinite Reality.

On July 21, 2023 and August 28, 2023, pursuant to the Second Merger Agreement Amendment, Infinite Reality deposited a Monthly Extension Fee of $0.2 million, in each case, directly into the Trust Account on behalf of the Company.

On October 10, 2023, an aggregate of approximately $0.05 million was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the September 2023 Extension.

On October 18, 2023, in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account, due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share.

On November 27, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of approximately $0.05 million, directly into the Trust Account on behalf of the Company, bringing the balance of the Monthly Extension Fees outstanding to approximately $1.3 million.

Any Monthly Extension Fee deposited into the Trust Account by Infinite Reality or the Sponsor is non-reimbursable by the Company or the Sponsor.

Common Stock Subject to Possible Redemption

All of the 12,843,937 shares of Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC Subtopic 480-10-S99, “SEC Materials,” redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Common Stock are affected by charges against additional paid-in capital and accumulated deficit.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023 and December 31, 2022, the shares of Common Stock subject to possible redemption and included as temporary equity were as follows:

	As of December 31, 2023	As of December 31, 2022
Balance brought forward	$129,951,121	$128,439,370
Plus:
Accretion of carrying value to redemption value	2,663,663	1,511,751
Stockholder redemptions	(110,767,269)	—
Contingently redeemable Common Stock	$21,847,515	$129,951,121

Offering Costs

The Company complies with the requirements of FASB ASC Subtopic 340-10-S99-1, “Other Assets and Deferred Costs.” Offering costs are charged against the carrying value of Common Stock or stockholders’ deficit based on the relative value of the shares of Common Stock and the Warrants, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $3.00 million as a result of the Initial Public Offering, consisting of $2.57 million of cash underwriting discount and $0.43 million of other offering costs. As such, the Company recorded $2.90 million of offering costs as a reduction of temporary equity, $0.10 million of offering costs as a reduction of permanent equity and $454 of offering cost as reduction in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance maximum coverage of $0.25 million. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Derivative Warrant Liabilities

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable and debt approximated their fair values due to the short-term nature of the instruments.

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

The 203,440 Private Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net Profit (Loss) Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of Common Stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net (loss) profit per share of Common Stock is computed by dividing the pro rata net (loss) profit between the shares of Common Stock subject to redemption and the shares of Common Stock not subject to redemption by the weighted average number of shares of Common Stock outstanding for each of the periods. The calculation of diluted (loss) profit per share of Common Stock does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The Warrants are exercisable for 6,625,409 shares of Common Stock in the aggregate.

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Common Stock subject to possible redemption
Numerator:
Net profit (loss) allocable to Common Stock subject to possible redemption	$59,345	$(992,622)
Denominator:
Weighted average shares outstanding, redeemable Common Stock	5,958,752	12,843,937
Basic and diluted net profit (loss) per share, redeemable Common Stock	$0.01	$(0.08)

Non-redeemable Common Stock
Numerator:
Net profit (loss) allocable to Common Stock subject to possible redemption	$38,023	$(295,057)
Denominator:
Weighted average shares outstanding, non-redeemable Common Stock	3,817,863	3,817,863
Basic and diluted net profit (loss) per share, non-redeemable Common Stock	$0.01	$(0.08)

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the accompanying financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company records uncertain tax positions in accordance with FASB ASC Topic 740, “Income Tax,” on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than- not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law. Among other changes to the tax code, the act imposes a 1% excise tax on certain repurchases of corporate stock by certain publicly traded corporations. The 1% stock buyback tax applies to redemptions by domestic corporations occurring in taxable years beginning after December 31, 2022. The stock buyback tax may be applicable to certain SPAC redemptions, including in connection with a SPAC’s Business Combination. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, a number of exceptions to the stock buyback tax are available including exceptions to certain reorganizations; however, while these exceptions may be helpful in limiting the application of the stock buyback tax in situations in which it was not intended to apply, more guidance will be necessary for taxpayers to analyze the potential application of these exceptions and whether they will be able to rely upon them.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (an “extension vote”) or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. As of December 31, 2023, $1.11 million was incurred by the Company as Excise Tax expense in connection with the redemption of 10,804,367 shares of Common Stock previously held by public stockholders.

The Internal Revenue Service issued Notice 2023-3 (initial guidance regarding the application of the Excise Tax on repurchases of corporate stock). The notice defines stock redemptions per Internal Revenue Code Section 317(b) and also defines transactions considered to be economically similar to a repurchase including certain acquisitive reorganizations, split-offs and certain overlap complete liquidations. Further, the notice defines transaction that are not economically similar transactions including complete liquidations and certain divisive transactions.

Accounting Standards Adopted during the Year

In June 2016, the FASB issued ASU 2016-12, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-12 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of ASU 2016-12 with effect from January 1, 2023. The adoption did not have a material impact on the accompanying financial statements.

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted the provision ASU 2020-06 with effect from January 1, 2023. The adoption did not have a material impact on the accompanying financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of ASU 2023-09.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 ─ PUBLIC OFFERING

On March 25, 2021, the Company closed on the sale of 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock and one-half of one Public Warrant. Each whole Public Warrant is exercisable to purchase one share of the Common Stock at an exercise price of $11.50 per share.

On March 30, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 843,937 Units, generating gross proceeds of $8.44 million.

In connection with the Initial Public Offering, the Company granted the underwriters an option to purchase 1,800,000 shares of the Common Stock at the Initial Public Offering price, or $10.00 per share, for 45 days commencing on October 25, 2021 (grant date). Since this option extended beyond the closing of the Initial Public Offering, this option feature represented a call option that was accounted for under ASC 480. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and March 30, 2021 and expiration amount recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at March 30, 2021 (see Note 10 for fair value information).

NOTE 4 ─ PRIVATE PLACEMENT

Concurrently with the closing of the Initial Public Offering, the Sponsor and the underwriters of the Initial Public Offering purchased an aggregate of 390,000 Private Units generating gross proceeds of $3.90 million in aggregate in the Private Placement. Each Private Unit consists of one share of Common Stock and one-half of one Private Warrant. Each whole Private Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per full share, subject to adjustment (see Note 8).

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans as may be required. Each Working Capital Loan would be evidenced by promissory note. Such promissory notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.50 million of such promissory notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On May 3, 2022, the Company issued the WCL Promissory Note to the Sponsor in the principal amount of $0.4 million to the Sponsor. On August 30, 2022, September 6, 2022 and September 21, 2022, there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million, respectively. The Company must make drawdown requests in amounts no less than $10,000 pursuant to the WCL Promissory Note.

On March 15, 2023, the Company amended and restated the WCL Promissory Note in its entirety to (i) increase the principal amount thereunder from $0.4 million to $0.9 million and (ii) remove the right of the holder of the WCL Note to convert all or any portion of the unpaid principal balance of the WCL Promissory Note into the units and related registration rights for such units (including underlying securities). As amended, the WCL Promissory Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial Business Combination or (ii) the date that the Company’s winding up is effective.

On March 22, 2023, the Company amended and restated the WCL Promissory Note to increase the principal amount from up to $0.9 million to up to $2.1 million, pursuant to which the Sponsor agreed to loan to the Company up to $2.1 million.

In February 2023, $70,000 was drawn down under the WCL Promissory Note. In April 2023, $49,140 was drawn down under the WCL Promissory Note. In May 2023, an additional aggregate of $221,449 was drawn down under the WCL Promissory Note. In June 2023, an additional aggregate of $83,500 was drawn down, and an aggregate of $102,665 was refunded, under the WCL Promissory Note. In July 2023, $55,221 was drawn down under the WCL Promissory Note. In August 2023, an additional aggregate of $61,616 was drawn down under the WCL Promissory Note. In September 2023, an additional aggregate of $88,430 was drawn down under the WCL Promissory Note. In October 2023, $3,000 was drawn down under the WCL Promissory Note. In November 2023, an additional aggregate of $97,536 was drawn down, and an aggregate of $8,000 was refunded, under the WCL Promissory Note.

At December 31, 2023 and December 31, 2022, approximately $1.02 million and $0.40 million were outstanding under the WCL Promissory Note, respectively.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Extensions Loan and Contribution

In connection with the approval of the First Extension Amendment Proposal, the Sponsor or its designees agreed to contribute to the Company, under the WCL Promissory Note, (i) the Initial Contribution, plus, (ii) an aggregate of $200,000 per month (commencing on June 23, 2023 and on the 23rd day of each subsequent month) until September 25, 2023, or portion thereof, that was needed to complete an initial Business Combination, which amount was to be deposited into the Trust Account.

On March 24, 2023, the Sponsor made the Initial Contribution of $600,000, which was deposited into the Trust Account. On June 26, 2023, $200,000 was deposited into the Trust Account, which was comprised of a $100,000 payment from the Sponsor, bringing the balance under the WCL Promissory Note to $0.7 million, and a $100,000 payment from Infinite Reality. The remaining Monthly Extension Fees in connection with the approval of the First Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment.

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The remaining Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment. Payments received from Infinite Reality have been treated as equity contribution.

Related Party Payable

As of December 31, 2023, an amount of $10,480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month from the effective date of the IPO Registration Statement for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the year ended December 31, 2023, the Company incurred and accrued $0.12 million for these services, which are accrued in the Company’s book as of the balance sheet date. For the year ended December 31, 2022, the Company incurred $0.12 million for these services, out of which $0.03 million are accrued. These amounts are included in the operating costs on the accompanying statements of operations.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the Registration Rights Agreement, the holders of (i) the Founder Shares, (ii) the Representative Shares, (iii) the Private Units (and all underlying securities) and (iv) any units that may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans made to the Company (or all underlying securities) can elect to exercise these registration rights at any time after the Company consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters of the Initial Public Offering a 45-day option from the date of Initial Public Offering to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.40 million in the aggregate, paid at the closing of the Initial Public Offering.

On March 30, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 843,937 Units at $10.00 per Unit.

In connection with the underwriters’ partial exercise of the over-allotment option on March 30, 2021, the underwriters incurred an additional cash underwriting fee of approximately $0.17 million.

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with the Company’s Business Combination to (i) assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, (ii) introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, (iii) assist the Company in obtaining stockholder approval for the Business Combination and (iv) assist the Company with its press releases and public filings in connection with the Business Combination.

The Company will pay EBC a cash fee of up to $4.2 million for such services only upon the consummation of the initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at its sole discretion to other FINRA members that assist it in identifying or consummating an initial Business Combination.

Additionally, the Company will pay EBC a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EBC introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares was forfeited. As of December 31, 2023 and December 31, 2022, there were 3,817,863 shares of Common Stock issued and outstanding, excluding 2,039,570 shares of Common Stock as of December 31, 2023, and 12,843,937 shares of Common Stock as of December 31, 2022, respectively, that are subject to possible redemption at the option of the holders, which accordingly are classified as temporary equity in the accompanying balance sheets.

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

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the Public Warrants.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

If the Company calls the Public Warrants for redemption, Management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Warrants will not be adjusted for issuance of Common Stock k at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

In addition, if (x) the Company issues additional Common Stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Representative Shares

In January 2021, the Company issued to EBC and its designees, 250,000 Representative Shares.

On March 22, 2021, 50,000 Representative Shares were returned by EBC and its designees to the Company, for no consideration. This resulted in a decrease in the total number of Representative Shares outstanding from 250,000 to 200,000.

The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,449 based upon the price of the Founder Shares issued to the Sponsor.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such Representative Shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and were therefore subject to a lock-up for a period of 180 days immediately following the effective date of the IPO Registration Statement pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities were not sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of IPO Registration Statement, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8 ─ DERIVATIVE WARRANTS LIABILITIES

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 ─ INCOME TAX

The Company recorded income tax expense of $0.68 million based on activities through December 31, 2023, primarily as a result of investment income. The effective tax rate of 87.55% as of December 31, 2023 differs from the statutory tax rate of 21% mainly due to permanent non-deductible GAAP expenses, state income taxes and change in the valuation allowance.

The following table presents the current and deferred income tax provision for federal income taxes:

	December 31, 2023	December 31, 2022

Current tax provision:
Federal	483,902	281,077
State	200,869	132,842
	684,771	413,919

Deferred tax provision:
Federal	(202,201)	(143,893)
State	(60,853)	(86,089)
Change in Valuation Allowance	263,054	229,982
	—	—

Total provision for income taxes:	684,771	413,919

Significant components of the Company's net deferred tax asset or liability at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets

Start up costs	635,198	372,144
Total gross deferred tax assets	635,198	372,144
Valuation allowance	(635,198)	(372,144)
Net deferred tax assets	—	—

Deferred tax liabilities
Total deferred tax liabilities	—	—

Total	—	—

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes at December 31, 2023 follows:

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

	December 31, 2023		December 31, 2022
Expected tax at 21%	164,249	21.00%	(183,490)	21.00%
Permanent differences	159,634	20.41%	—	0.00%
State income tax, net of federal tax	97,834	12.51%	50,042	(5.73)%
Change in fair value of derivatives	—	0.00%	348,570	(39.89)%
Change in state rate	—	0.00%	(31,185)	3.57%
Change in valuation allowance	263,054	33.63%	229,982	(26.32)%
Provision for income taxes	684,771	87.55%	413,919	(47.37)%

In assessing the realization of the deferred tax assets, Management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the periods ended December 31, 2023 and December 31, 2022, the change in the valuation allowance was $0.26 million and $0.23 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The Company is subject to examination by US federal and Massachusetts tax authorities for tax years 2022 through 2023.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2023, by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Private	$—	$—	$14,241
	$—	$—	$14,241

At December 31, 2023, assets held in the Trust Account comprised of approximately $21.58 million in an interest-bearing demand deposit account.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Treasury Bills	$129,951,121	$—	$—
	$129,951,121	$—	$—

Liabilities:
Derivative Private Warrant liabilities	$—	$—	$14,241
	$—	$—	$14,241

The estimated fair value of the Private Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Warrants based on implied volatility from the Public Warrants and from historical volatility of select peer common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	10.64	10.01
Volatility	10.1%	5.2%
Probability of completing a Business Combination	4.2%	8.3%
Term (in years)	5.25	5.21
Risk-free rate	3.8%	3.9%

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2023, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$14,241
Change in fair value of derivative warrant liabilities	—
Derivative warrant liabilities at December 31, 2023	$14,241

NOTE 11 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Third Merger Agreement Amendment

On February 26, 2024, the Infinite Reality Merger Agreement Parties entered into the Third Merger Agreement Amendment to provide for, among other things, (i) the addition of a new Section 6.25 providing for the delivery by Infinite Reality of certain deliverables by the deadlines set forth therein, (ii) the addition of a new Section 8.1(j) granting the Company the right to terminate the Infinite Reality Merger Agreement if Infinite Reality breaches Section 6.25 or fails to meet any of the deadlines set forth therein, (iii) the amendment of Section 8.2(d) providing for the payment by Infinite Reality to the Company of certain reimbursement fees in the event of a termination pursuant to Section 8.1(j), and (iv) an amendment to the definition of “Monthly Extension Fee.”

Third Special Meeting

On March 20, 2024, the Company held the Third Special Meeting and approved, the Third Extension Amendment Proposal, which extended the date by which the Company must consummate a Business Combination from March 25, 2024 to September 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, stockholders holding 908,496 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of approximately $9.77 million, or approximately $10.75 per share to redeeming stockholders in the Third Special Meeting Redemptions. Excise Tax related to the redemption of those 908,496 Public Shares amounted to $0.10 million. Following the Third Special Meeting Redemptions, the Company had approximately $12.16 million in the Trust Account.

In connection with the approval of the Third Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

As of the date of the Report, in 2024, an aggregate of approximately $0.20 million has been paid by Infinite Reality as Monthly Extension Fees.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Nasdaq Notice

On March 26, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq  stating that the Company was not in compliance with Nasdaq Listing Rule IM-5101-2, which requires that a SPAC complete one or more Business Combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the IPO Registration Statement became effective on March 22, 2021, it was required to complete an initial Business Combination by no later than March 22, 2024. Nasdaq Listing Rule IM-5101-2 also provides that failure to comply with this requirement will result in the Nasdaq staff issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities.

The Nasdaq staff has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before the Panel. Accordingly, on April 2, 2024, the Company timely requested such hearing, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. There can be no assurance that the hearing before the Panel will be successful.

The Nasdaq notice does not impact the Company’s obligation to file periodic reports with the SEC under applicable federal securities laws.

On April 24, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of this Report. On May 23, 2024, the Company received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to this Report, its failure to timely file the Form 10-Q for the quarterly period ended March 31, 2024 with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. The Company addressed its plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 22, 2021, by and between the Company and EBC, as representative of the several underwriters. (3)
2.1	Agreement and Plan of Merger, dated as of December 12, 2022, by and among the Company, Infinite Reality, Pubco, and the Merger Subs. + (6)
2.2	Amendment to Agreement and Plan of Merger, dated as of May 15, 2023, by and among the Company, Infinite Reality, Pubco and the Merger Subs. (8)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of July 21, 2023, by and among the Company, Infinite Reality, Pubco and the Merger Subs. (9)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of February 26, 2024, by and among the Company, Infinite Reality, Pubco and the Merger Subs. (11)
3.1	Second Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (7)
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (10)
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (12)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
Warrant Agreement, dated March 22, 2021, by and between the Company and Continental, as warrant agent. (3)
4.4	Description of Registered Securities. (4)
10.1	Promissory Note, dated November 23, 2020, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated January 15, 2021, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnification Agreement. (2)
10.4	Letter Agreement, dated March 22, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.5	Investment Management Trust Agreement, dated March 22, 2021, by and between the Company and Continental, as trustee. (3)
10.6	Registration Rights Agreement, dated March 22, 2021, by and between the Company, the Sponsor and EBC. (3)
10.7	Administrative Support Agreement, dated March 22, 2021, by and between the Company and the Sponsor. (3)
10.8	Private Placement Units Purchase Agreement, dated March 22, 2021, by and between the Company and the Sponsor. (3)
10.9	Private Placement Units Purchase Agreement, dated March 22, 2021, by and between the Company and EBC. (3)
10.10	Stock Escrow Agreement, dated March 22, 2021, by and between the Company and Continental. (3)
10.11	Business Combination Marketing Agreement, dated March 22, 2021, by and between the Company and EBC. (3)
10.12	Promissory Note, dated May 3, 2022, issued to the Sponsor. (5)
10.13	Form of Voting Agreements. (6)
10.14	Form of Sponsor Letter Agreement. (6)
10.15	Form of Lock-Up Agreement. (6)
10.16	Form of Contingent Value Rights Agreement. (6)
10.17	Amended and Restated Promissory Note, dated March 22, 2023, issued to the Sponsor. (7)
14	Code of Ethics. (2)
19	Insider Trading Policies and Procedures, adopted December 1, 2023.*
21	Infinite Reality Holdings, Inc., Infinity Purchaser Merger Sub Inc. , and Infinity NBIR Company Merger Sub Inc.
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted December 1, 2023.*
99.1	Amended Audit Committee Charter.*
99.2	Amended Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
+

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-252602), filed with the SEC on February 1, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-333-252602), filed with the SEC on March 15, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 16, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2022.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 27, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2023.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 27, 2023.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2023.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2024.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 5, 2024	NEWBURY STREET ACQUISITION CORPORATION

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Bushey	Chief Executive Officer	June 5, 2024
Thomas Bushey	(Principal Executive Officer)

/s/ Kenneth King	Chief Financial Officer	June 5, 2024
Kenneth King	(Principal Financial and Accounting Officer)

/s/ Matthew Hong	Chairman of the Board of Directors	June 5, 2024
Matthew Hong

/s/ Jennifer Vescio	Director	June 5, 2024
Jennifer Vescio

/s/ Teddy Zee	Director	June 5, 2024
Teddy Zee