Form 10-Q
period 2024-03-31
Newbury Street Acquisition Corp
filed 2024-06-28
CIK 1831978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(617) 893-305
(Registrant’s telephone number, including area code)

Not Applicable
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

As of June 28, 2024, there were 4,948,937 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022;
●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023;
●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on June 5, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated March 22, 2021, which we entered into with our Sponsor (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Combination Period” are to the 42-month period, from the closing of the Initial Public Offering (as defined below) to September 25, 2024 (or such earlier date as determined by the Board), as extended following approval of the Third Extension Amendment Proposal (as defined below) at the Third Special Meeting (as defined below), that we have to consummate an initial Business Combination;
●	“Common Stock” are to our common stock, par value $0.0001 per share;
●	“Company,” “our,” “we,” or “us” are to Newbury Street Acquisition Corporation, a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“EBC” are to EarlyBirdCapital, Inc., representative of the underwriters for our Initial Public Offering;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“First Extension Amendment Proposal” are to the proposal approved by our stockholders at the First Special Meeting (as defined below) to extend the time by which we had to consummate a Business Combination from March 25, 2023 to September 25, 2023;
●	“First Merger Agreement Amendment” are to the amendment to the Infinite Reality Merger Agreement (as defined below) entered into by the Infinite Reality Merger Agreement Amendment Parties (as defined below) on May 15, 2023;
●	“First Special Meeting” are to our special meeting of stockholders held on March 21, 2023;
●	“First Special Meeting Redemptions” are to the 7,744,085 Public Shares held by Public Stockholders (as defined below) that properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.17 per share in connection with the approval of the First Extension Amendment Proposal;
●	“Founder Shares” are to the shares of Common Stock initially purchased by our Sponsor prior to the Initial Public Offering (for the avoidance of doubt, such shares of Common Stock are not “Public Shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Infinite Reality” are to Infinite Reality, Inc., a Delaware corporation;
●	“Infinite Reality Business Combination” are to the proposed Business Combination between us and Infinite Reality, including all of the transactions contemplated by the Infinite Reality Merger Agreement;
●	“Infinite Reality Merger Agreement” are to the Agreement and Plan of Merger, dated December 12, 2022, which we entered into with Infinite Reality, Pubco (as defined below) and the Merger Subs (as defined below), as amended by the

First Merger Agreement Amendment, Second Merger Agreement Amendment (as defined below) and Third Merger Agreement Amendment (as defined below);
●	“Infinite Reality Merger Agreement Parties” are to our Company, Infinite Reality, Pubco and the Merger Subs, which are the parties to the Infinite Reality Merger Agreement;
●	“Infinite Reality Merger” are to the merger between the Infinite Reality Merger Sub and Infinite Reality, where Infinite Reality will be the surviving entity under the Infinite Reality Merger Agreement;
●	“Infinite Reality Merger Sub” are to Infinity NBIR Company Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco in connection with the Infinite Reality Merger Agreement;
●	“Infinite Reality Registration Statement” are to the Registration Statement on Form S-4, which will include a proxy statement/prospectus of our Company, to be filed by Pubco with the SEC in connection with the Infinite Reality Business Combination;
●	“Initial Contribution” are to the contribution by the Sponsor or its designees to us of (i) the lesser of (x) an aggregate of $600,000 or (y) $0.04 for each Public Share that was not redeemed in connection with the First Special Meeting Redemptions;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 25, 2021;
●	“Initial Stockholders” are to holders of our Common Stock prior to our Initial Public Offering (excluding the holders of the Representative Shares (as defined below));
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on November 23, 2020;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 1, 2021, as amended, and declared effective on March 22, 2021 (File No. 333-252602);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Merger Subs” are to the Purchaser Merger Sub (as defined below) and the Infinite Reality Merger Sub;
●	“Mergers” are to the Purchaser Merger (as defined below) and the Infinite Reality Merger;
●	“Monthly Extension Fees” are to the monthly fees Infinite Reality has agreed to pay into our Trust Account until the completion of the Mergers, in connection with the approvals of the Second Extension Amendment Proposal (as defined below) and Third Extension Amendment Proposal, pursuant to the Second Merger Agreement Amendment and the Third Merger Agreement Amendment;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“Panel” are to an independent Hearings Panel of Nasdaq, before which we submitted a timely request for a hearing, which was held on May 23, 2024 and from which a decision was issued on June 12, 2024;
●	“Private Placement” are to the private placement of Private Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Units” are to the units issued to our Sponsor and EBC in the Private Placement;
●	“Private Warrants” are to the warrants included within the Private Units purchased by our Sponsor and EBC in the Private Placement;
●	“Pubco” are to Infinite Reality Holdings, Inc., a Delaware corporation and our direct wholly-owned subsidiary;
●	“Public Shares” are to the shares of Common Stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Purchaser Merger” are to the merger between us and the Purchaser Merger Sub, where we will be the surviving entity under the Infinite Reality Merger Agreement;
●	“Purchaser Merger Sub” are to Infinity Purchaser Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Pubco;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated March 22, 2021, which we entered into with the Sponsor and EBC;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024;
●	“Representative Shares” are to the 200,000 shares of our Common Stock issued to EBC and/or its designees at the closing of our Initial Public Offering;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Second Merger Agreement Amendment” are to the second amendment to the Infinite Reality Merger Agreement entered into by the Infinite Reality Merger Agreement Amendment Parties on July 21, 2023;
●	“Second Extension Amendment Proposal” are to the proposal approved by our stockholders at the Second Special Meeting (as defined below) to extend the time by which we had to consummate a Business Combination from September 25, 2023 to March 25, 2024;
●	“Second Special Meeting” are to our special meeting of stockholders held on September 22, 2023;
●	“Second Special Meeting Redemptions” are to the 3,060,282 Public Shares held by Public Stockholders that properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.46 per share in connection with the approval of the Second Extension Amendment Proposal;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Newbury Street Acquisition Sponsor LLC, a Delaware limited liability company;
●	“Third Merger Agreement Amendment” are to the third amendment to the Infinite Reality Merger Agreement entered into by the Infinite Reality Merger Agreement Amendment Parties on February 26, 2024;
●	“Third Extension Amendment Proposal” are to the proposal approved by our stockholders at the Third Special Meeting to extend the time by which we had to consummate a Business Combination from March 25, 2024 to September 25, 2024;
●	“Third Special Meeting” are to our special meeting of stockholders held on March 20, 2024;
●	“Third Special Meeting Redemptions” are to the 908,496 Public Shares held by Public Stockholders that properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.75 per share in connection with the approval of the Third Extension Amendment Proposal;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $128,439,370 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrant Agreement” are to the Warrant Agreement, dated as of March 22, 2021, which we entered into with Continental, as warrant agent;
●	“Warrants” are to the Private Warrants and the Public Warrants, together;
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $2.1 million issued to the Sponsor initially on May 3, 2022, which was amended and restated in its entirety on March 15, 2023 and further amended and restated on March 22, 2023; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$955,735	$956,202
Prepaid expenses	25,750	—
Franchise tax receivable	—	4,451
Extension fees receivable	33,932	—
Total Current Assets	1,015,417	960,653

Cash held in Trust Account	21,949,846	21,581,375
Total Assets	$22,965,263	$22,542,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,937,674	$2,741,134
Excise duty payable	1,203,953	1,106,282
Income tax payable	742,849	684,614
Franchise tax payable	2,399	—
Related party payable	10,480	10,480
Promissory note - related party	1,139,480	1,019,130
Extension loan	700,000	700,000
Stockholders redemption liability	9,767,144	—
Derivative warrant liabilities	8,138	14,241
Total Current Liabilities	16,512,117	6,275,881

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption; 1,131,074 shares as of March 31, 2024, and 2,039,570 shares as of December 31, 2023, respectively, at redemption value	12,377,639	21,847,515

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,817,863 shares issued and outstanding, excluding 1,131,074 shares as of March 31, 2024, and 2,039,570 shares as of December 31, 2023, respectively, subject to possible redemption	382	382
Additional paid-in capital	—	—
Accumulated deficit	(5,924,875)	(5,581,750)
Total Stockholders’ Deficit	(5,924,493)	(5,581,368)
Total Liabilities and Stockholders’ Deficit	$22,965,263	$22,542,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$291,607	$575,661
Franchise tax expense	46,900	50,000
Loss from operations	(338,507)	(625,661)
Other income:
Change in fair value of derivative warrant liabilities	6,103	5,106
Dividend income	204,564	1,378,730
(Loss) profit before provision for income taxes	(127,840)	758,175
Income tax expense	(58,235)	(363,369)
Net (loss) profit	$(186,075)	$394,806

Weighted average shares outstanding, basic and diluted, redeemable Common Stock	1,919,768	11,983,483
Basic and diluted net (loss) profit per share, redeemable Common Stock	$(0.03)	$0.02
Weighted average shares outstanding, basic and diluted, non-redeemable Common Stock	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable Common Stock	$(0.03)	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	3,817,863	$382	$—	$(5,581,750)	$(5,581,368)
Accretion for Common Stock to redemption amount	—	—	(203,957)	(59,379)	(263,336)
Extension fees receivable	—	—	(33,932)	—	(33,932)
Excise Tax in connection with redemption of redeemable shares	—	—	—	(97,671)	(97,671)
Net loss	—	—	—	(186,075)	(186,075)
Monthly Extension Fee Provided by Infinite Reality	—	—	237,889	—	237,889
Balance – March 31, 2024	3,817,863	382	—	(5,924,875)	(5,924,493)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	3,817,863	$382	$—	$(2,511,152)	$(2,510,770)
Accretion for Common Stock to redemption amount	—	—	—	(1,105,575)	(1,105,575)
Excise Tax in connection with redemption of redeemable shares	—	—	—	(787,706)	(787,706)
Net profit	—	—	—	394,806	394,806
Balance - March 31, 2023	3,817,863	$382	$—	$(4,009,627)	$(4,009,245)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) profit	$(186,075)	$394,806
Adjustments to reconcile net (loss) profit to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,103)	(5,106)
Dividend income	(204,564)	(1,378,730)

Changes in operating assets and liabilities:
Prepaid expenses	(25,750)	47,626
Accrued expenses	196,540	394,817
Income tax payable	58,235	363,369
Franchise tax payable	6,850	4,133
Net cash used in operating activities	(160,867)	(179,085)

Cash Flows from Investing Activities:
Deposit into Trust Account for extension	(203,957)	—
Transfer from Trust Account	40,050	459,786
Extension loan	—	(600,000)
Net cash used in investing activities	(163,907)	(140,214)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	120,350	70,000
Proceeds from extension loan	—	600,000
Proceeds from Infinite Reality for extension	203,957	—
Net cash provided by financing activities	324,307	670,000

Net Change in Cash	(467)	350,701
Cash - Beginning of period	956,202	83,643
Cash - End of period	$955,735	$434,344

Supplemental Cash Flow Information:
Cash paid for taxes	40,050	—

Non-Cash Investing and Financing Activities:
Accretion for Common Stock to redemption amount	$263,336	$1,105,575
Extension fees receivable	$33,932	$—
Excise Tax payable	$97,671	$787,706

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had no operating activity. During the period from January 15, 2021 (commencement of operations) to March 31, 2024, the Company’s activity related to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, the search for and consummation of a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income or dividend income derived from the funds deposited in Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.76 as of March 31, 2024 before taxes paid or payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Public Shares subject to redemption are recorded at redemption value and are classified as temporary equity upon the completion of the Initial Public Offering in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”).

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Infinite Reality Merger Agreement (Continued)

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

In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 7,744,085 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.77 million. Following the First Special Meeting Redemptions, the Company had 8,917,715 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 3,060,282 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $32.00 million. Following the Second Special Meeting Redemptions, the Company had 5,857,433 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 908,496 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $9.77 million, which was held in the Trust Account as of the balance sheet date. Payment to such Public Stockholders was made on April 1, 2024. Following the Third Special Meeting Redemptions, the Company had 4,948,937 shares of Common Stock issued and outstanding.

As of March 31, 2024, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, the Company had approximately $21.95 million in the Trust Account, including $9.77 million paid out on April 1, 2024, to redeeming Public Stockholders in the Third Special Meeting Redemptions.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Extensions of the Combination Period (Continued)

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The remaining Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment. Funds in connection with Monthly Extension Fees scheduled for November 2023 and December 2023, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on January 30, 2024.

In connection with the approval of the Third Extension Amendment Proposal, and pursuant to the Third Merger Agreement Amendment, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination. As of the balance sheet date, the Company had a receivable of $33,932.22 in connection with the outstanding the March 2024 Monthly Extension Fees. Funds in connection with the Monthly Extension Fees scheduled for March 2024, April 2024 and May 2024, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on June 20, 2024. No Monthly Extension Fees was outstanding as of the filing date.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $0.10 million of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

As of the date of the accompanying unaudited condensed financial statements, the Company does not plan to seek to further extend the Combination Period. The Sponsor may also explore transactions under which it would sell its interest in the Company to another management team.

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

The Nasdaq staff advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before the Panel. The Nasdaq notice does not impact the Company’s obligation to file periodic reports with the SEC under applicable federal securities laws.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Liquidity and Going Concern

In connection with the vote to approve the First Extension Amendment Proposal, approximately $78.77 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 Public Shares held by Public Stockholders, at a redemption price of approximately $10.17 per share. Also, in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account on October 18, 2023, due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share. As of March 31, 2024, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, the Company had approximately $21.95 million in the Trust Account, including $9.77 million paid out on April 1, 2024, to redeeming Public Stockholders in the Third Special Meeting Redemptions.

Since the completion of the Initial Public Offering and through March 31, 2024, the Company withdrew $1.9 million from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through March 31, 2024, the Company remitted $1.0 million to the respective tax authorities. As of March 31, 2024, the Company had approximately $1.0 million in its operating bank account (inclusive of $0.9 million overdrawn from the Trust Account, held for the settlement of tax obligations), approximately $21.95 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and a working capital deficiency of approximately $15.5 million.

Until the consummation of a Business Combination, the Company has used and will continue to use the funds not held in the Trust Account performing due diligence on prospective target businesses, including for the Infinite Reality Business Combination, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (see Note 5). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 25, 2024, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents, outside of funds held in the Trust Account.

As of March 31, 2024 and December 31, 2023, the Company had cash of approximately $1.0 million (inclusive of $0.9 million overdrawn from the Trust Account, held for the settlement of tax obligations).

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

At March 31, 2024 and December 31, 2023, the Company had approximately $21.95 million and $21.58 million, respectively, of assets held in the Trust Account in an interest-bearing demand deposit account at a bank.

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

On July 21, 2023 and August 28, 2023, pursuant to the Second Merger Agreement Amendment, Infinite Reality deposited a Monthly Extension Fee of $0.2 million, in each case, directly into the Trust Account on behalf of the Company. On October 10, 2023, an aggregate of approximately $0.05 million was deposited into the Trust Account, as the Monthly Extension Fee, in connection with the vote to approve the Second Extension Amendment Proposal.

On October 18, 2023, also in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account , due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share.

On November 27, 2023, pursuant to the Second Merger Amendment, Infinite Reality deposited a Monthly Extension Fee of approximately $0.05 million, directly into the Trust Account on behalf of the Company. Through the quarter ended March 31, 2024, Infinite Reality deposited an additional $0.2 million, bringing the balance of the Monthly Extension Fees to approximately $1.5 million as of the balance sheet date.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

As of March 31, 2024 and December 31, 2023, the shares of Common Stock subject to possible redemption and included as temporary equity were as follows:

	As of	As of
	March 31, 2024	December 31, 2023
Balance brought forward	$21,847,515	$129,951,121
Plus:
Accretion of carrying value to redemption value	263,336	2,663,663
Extension fees receivable	33,932	—
Stockholders’ redemptions	(9,767,144)	(110,767,269)
Contingently redeemable Common Stock	$12,377,639	$21,847,515

Offering Costs

The Company complies with the requirements of FASB ASC Subtopic 340-10-S99-1, “Other Assets and Deferred Costs.” Offering costs are charged against the carrying value of Common Stock or stockholders’ deficit based on the relative value of the shares of Common Stock and the Warrants, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $3.00 million as a result of the Initial Public Offering, consisting of $2.57 million of cash underwriting discount and $0.43  million of other offering costs. As such, the Company recorded $2.90 million of offering costs as a reduction of temporary equity, $0.10 million of offering costs as a reduction of permanent equity and $454 of offering cost as reduction in the accompanying unaudited condensed statements of operations.

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

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Warrant Liabilities

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, accrued expenses, franchise tax payable and debt approximated their fair values due to the short-term nature of the instruments.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Subtopic 815-15, “Embedded Derivatives” (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 203,440 Private Warrants are recognized as derivative liabilities in accordance with FASB ASC Subtopic 815-40 “Derivatives and Hedging − Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Profit (Loss) Per Share of Common Stock (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Common Stock subject to possible redemption
Numerator:
Net (loss) profit allocable to Common Stock subject to possible redemption	$(62,259)	$299,414
Denominator:
Weighted average shares outstanding, redeemable Common Stock	1,919,768	11,983,483
Basic and diluted net (loss) profit per share, redeemable Common Stock	$(0.03)	$0.02

Non-redeemable Common Stock
Numerator:
Net (loss) profit allocable to Common Stock subject to possible redemption	$(123,816)	$95,392
Denominator:
Weighted average shares outstanding, non-redeemable Common Stock	3,817,863	3,817,863
Basic and diluted net (loss) profit per share, non-redeemable Common Stock	$(0.03)	$0.02

Income Taxes

While FASB ASC Topic 740, “Income Tax”  (“ASC 740”) identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740- 270-25-3, which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the accompanying unaudited condensed financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recorded income tax expense of $0.06 million based on activities through March 31, 2024, primarily as a result of investment income, partially offset by deductible expenses. The Company’s year to date effective tax rate for the first quarter ended March 31, 2024 was (45.55)% compared to 47.93% in the year to date first quarter ended March 31, 2023. The 2024 year to date effective rate of (45.55)% differs from the statutory tax rate of 21% mainly due to permanent non-deductible M&A costs, state income taxes and change in the valuation allowance.

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying unaudited condensed statement of operations. As of March 31, 2024, the Company does not have material uncertain tax positions. The Company recorded $0.02 million interest and penalty for underpayment of estimated taxes for prior years.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension a vote by stockholders to extend the period of time to complete the Business Combination (the “Extension Vote”) or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, Extension Vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Treasury. In addition, because the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. As of March 31, 2024, $1.20 million was incurred by the Company as Excise Tax expense in connection with the redemption of various shares of Common Stock previously held by Public Stockholders.

The Internal Revenue Service issued Notice 2023-3 (initial guidance regarding the application of the Excise Tax on repurchases of corporate stock). The notice defines stock redemptions per Internal Revenue Code Section 317(b) and also defines transactions considered to be economically similar to a repurchase, including certain acquisitive reorganizations, split-offs and certain overlap complete liquidations. Further, the notice defines transactions that are not economically similar, including complete liquidations and certain divisive transactions.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 ─ INITIAL PUBLIC OFFERING

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

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On May 3, 2022, the Company issued the WCL Promissory Note to the Sponsor in the principal amount of $0.4 million. On August 30, 2022, September 6, 2022 and September 21, 2022, there were additional drawdowns of approximately $0.04 million, $0.11 million and $0.02 million, respectively. The Company must make drawdown requests in amounts no less than $10,000 pursuant to the WCL Promissory Note.

On March 15, 2023, the Company amended and restated the WCL Promissory Note in its entirety to (i) increase the principal amount thereunder from $0.4 million to $0.9 million and (ii) remove the right of the holder of the WCL Promissory Note to convert all or any portion of the unpaid principal balance of the WCL Promissory Note into the units and related registration rights for such units (including underlying securities). As amended, the WCL Promissory Note is non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial Business Combination or (ii) the date that the Company’s winding up is effective.

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

During the quarter ended March 31, 2024, an aggregate amount of $ 0.12 million was drawn down under the WCL Promissory Note.

At March 31, 2024 and December 31, 2023, approximately $1.14 million and $1.02 million were outstanding under the WCL Promissory Note, respectively.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

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

In connection with the approval of the Third Extension Amendment Proposal, and pursuant to the Third Merger Agreement Amendment, Infinite Reality agreed to contribute the Monthly Extension Fee to the Company, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination. Monthly Extension Fee payments received from Infinite Reality have been treated as equity contribution.

Related Party Payable

As of March 31, 2024 and December 31, 2023, respectively, an amount of $10,480 was payable to the Sponsor, in connection with the filing of a tax return.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $0.01 million per month from the effective date of the IPO Registration Statement for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. Services will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2024, the Company incurred and accrued $0.03 million for these services. For the three months ended March 31, 2023, the Company incurred and paid $0.03 million for these services. These amounts are included in the operating costs on the accompanying unaudited condensed statements of operations.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

MARCH 31, 2024

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement

The Company engaged EBC as an advisor in connection with the Business Combination to (i) assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, (ii) introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, (iii) assist the Company in obtaining stockholder approval for the Business Combination and (iv) assist the Company with its press releases and public filings in connection with the Business Combination.

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

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

On March 30, 2021, as a result of the underwriters’ election to partially exercise the over-allotment option, an aggregate of 239,016 Founder Shares was forfeited. As of March 31, 2024 and December 31, 2023, there were 3,817,863 shares of Common Stock issued and outstanding, excluding 1,131,074 shares of Common Stock as of March 31, 2024, and 2,039,570 shares of Common Stock as of December 31, 2023, respectively, that are subject to possible redemption at the option of the holders, which accordingly are classified as temporary equity in the accompanying condensed balance sheets.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

MARCH 31, 2024

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

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

NOTE 8 – DERIVATIVE WARRANTS LIABILITIES

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Common Stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

For the three months ended March 31, 2024 and for the three months ended March 31, 2023, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $6,103 and $5,106, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Warrant liabilities - Private	—	—	8,138
	—	—	8,138

At March 31, 2024, assets held in the Trust Account comprised of approximately $21.95 million in an interest-bearing demand deposit account.

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023, by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative Warrant liabilities - Private	—	—	14,241
	—	—	14,241

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

		December 31,
	March 31, 2024	2023
Exercise price	11.50	11.50
Stock price	10.85	10.64
Volatility	9.4%	10.1%
Probability of completing a Business Combination	2.1%	4.2%
Term (in years)	5.42	5.25
Risk-free rate	4.1%	3.8%

The change in the fair value of the derivative warrant liabilities for the quarter ended March 31, 2024, is summarized as follows:

Derivative warrant liabilities at December 31, 2023	$14,241
Change in fair value of derivative warrant liabilities	(6,103)
Derivative warrant liabilities at March 31, 2024	$8,138

NEWBURY STREET ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On April 1, 2024, $9.8 million was removed from the Trust Account in connection with the Third Special Meeting Redemptions.

On April 2, 2024, the Company timely requested a hearing before the Panel, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

On April 24, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of the 2023 Annual Report. On May 23, 2024, the Company received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to the 2023 Annual Report, its failure to timely file this Report with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. The Company addressed its plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

On June 5, 2024, the Company filed the delayed 2023 Annual Report.

On June 10, 2024, the Company received notice that the Panel had granted the Company’s request to continue its listing on Nasdaq through September 23, 2024. The Panel’s decision is subject to certain conditions, including that the Company will have completed the previously announced Infinite Reality Business Combination on or before September 23, 2024 and that the combined company will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq.

In the event that the Company does not complete the Infinite Reality Business Combination by September 23, 2024 or fails to demonstrate compliance with the applicable listing rules, the Company’s securities would be subject to suspension from trading on Nasdaq. If the trading of the Company’s securities is suspended, the Company’s securities will cease to be quoted on Nasdaq and maybe traded on the over-the-counter market.

Funds in connection with the Monthly Extension Fees scheduled for March 2024, April 2024 and May 2024, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on June 20, 2024. No Monthly Extension Fees were outstanding as of the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 6, 2020 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2024, related to our formation, Initial Public Offering, and search for and consummation of an initial Business Combination.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

For a full description of the Infinite Reality Merger Agreement and the proposed Infinite Reality Business Combination, please see “Item 1. Business” of the 2023 Annual Report.

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

In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 7,744,085 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.17 per share, for an aggregate redemption amount of approximately $78.77 million. Following the First Special Meeting Redemptions, we had 8,917,715 shares of Common Stock issued and outstanding.

In connection with the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 3,060,282 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $32.00 million. Following the Second Special Meeting Redemptions, we had 5,857,433 shares of Common Stock issued and outstanding.

On March 20, 2024, we held the Third Special Meeting and approved, the Third Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from March 25, 2024 to September 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 908,496 Public Shares exercised their right to redeem their Public Shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of approximately $9.77 million, or approximately $10.75 per share to redeeming stockholders in the Third Special Meeting Redemptions, which was held in the Trust Account as of the balance sheet date of the financial statements included in this Report under “Item 1. Financial Statements”.

In connection with the approval of the Third Extension Amendment Proposal, and pursuant to the Third Merger Agreement Amendment, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination.

Following the First Special Meeting Redemptions, the Second Special Meeting Redemptions and the Third Special Meeting Redemptions, we had approximately $12.16 million in the Trust Account.

Nasdaq Notice

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

The Nasdaq staff advised that our securities would be subject to delisting unless we timely request a hearing before the Panel. The Nasdaq notice does not impact our obligation to file periodic reports with the SEC under applicable federal securities laws.

Recent Developments

On April 2, 2024, we timely requested a hearing before the Panel, which was held on May 23, 2024. The hearing request stayed any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

On April 24, 2024, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic financial reports with the SEC due to the late filing of the 2023 Annual Report. On May 23, 2024, we received an additional notice from the Listing Qualifications Department of Nasdaq indicating that, in addition to this Report, our failure to timely file this Report with the SEC, in contravention of Nasdaq Listing Rule 5250(c)(1), could serve as an additional basis for delisting from Nasdaq. We addressed our plan to evidence compliance with Nasdaq Listing Rule 5250(c)(1) at the hearing before the Panel on May 23, 2024.

On June 5, 2024, we filed the 2023 Annual Report.

On June 10, 2024, we received notice that the Panel had granted our request to continue our listing on Nasdaq through September 23, 2024. The Panel decision is subject to certain conditions, including that we will have completed the previously announced Infinite Reality Business Combination on or before September 23, 2024 and that the combined company will have demonstrated compliance with all applicable requirements for initial listing on Nasdaq.

In the event that we do not complete the Infinite Reality Business Combination by September 23, 2024, or fail to demonstrate compliance with the applicable listing rules, our securities would be subject to suspension from trading on Nasdaq. If the trading of our securities is suspended, our securities will cease to be quoted on Nasdaq and may be traded on the over-the-counter market.

Funds in connection with the Monthly Extension Fees scheduled for March 2024, April 2024 and May 2024, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on June 20, 2024. No Monthly Extension Fees were outstanding as of the filing date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through March 31, 2024, were organizational activities, the Initial Public Offering, and the search for a prospective Business Combination target and consummation of an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income or dividend income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence related to the search for potential target companies.

For the three months ended March 31, 2024, we had a net loss of approximately $0.19 million, which consisted of dividend income of approximately $0.20 million and franchise tax expense of $0.05 million, change in fair value of warrant liabilities of $6,103, income tax expense of $0.06 million and operating costs of approximately $0.29 million.

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

In connection with the vote to approve the First Extension Amendment Proposal, approximately $78.77 million was removed from the Trust Account on April 3, 2023, due to the redemption of an aggregate of 7,744,085 Public Shares held by Public Stockholders, at a redemption price of approximately $10.17 per share. Also, in connection with the vote to approve the Second Extension Amendment Proposal, approximately $32.00 million was removed from the Trust Account on October 18, 2023, due to the redemption of an aggregate of 3,060,282 Public Shares held by Public Stockholders, at a redemption price of approximately $10.46 per share. As of March 31, 2024, following the First Special Meeting Redemptions and the Second Special Meeting Redemptions, we had approximately $21.95 million in the Trust Account, including $9.77 million paid out on April 1, 2024, to redeeming Public Stockholders in the Third Special Meeting Redemptions (see the section entitled “Extensions of our Combination Period” above).

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

As of March 31, 2024 and December 31, 2023, we had cash of approximately $1.0 million outside of the Trust Account (inclusive of $0.9 million overdrawn from the Trust Account, held for the settlement of tax obligations). We use the funds held outside the Trust Account and any proceeds from borrowings primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, including for the Infinite Reality Business Combination.

Since the completion of the Initial Public Offering and through March 31, 2024, we withdrew $1.9 million from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through March 31, 2024, we remitted $1.0 million to the respective tax authorities. As of the balance sheet date, $1.0 million was held in our operating bank account (inclusive of $0.9 million overdrawn from the Trust Account, held for the settlement of tax obligations).

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

During the quarter ended March 31, 2024, an aggregate amount of $0.12 million was drawn down under the WCL Promissory Note.

At March 31, 2024 and December 31, 2023, approximately $1.14 million and $1.02 million were outstanding under the WCL Promissory Note, respectively.

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

In connection with the approval of the Second Extension Amendment Proposal, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.025 for each Public Share that was not redeemed in the Second Special Meeting Redemptions, or $50,989.25 (commencing on September 23, 2023 and on the 23rd day of each subsequent month) until March 25, 2024, or portion thereof, that was needed to complete an initial Business Combination. The Monthly Extension Fees in connection with the approval of the Second Extension Amendment were paid by Infinite Reality pursuant to the Second Merger Agreement Amendment. Funds in connection with the Monthly Extension Fees scheduled for November 2023 and December 2023, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on January 30, 2024.

In connection with the approval of the Third Extension Amendment Proposal, and pursuant to the Third Merger Agreement Amendment, Infinite Reality agreed to contribute the Monthly Extension Fee to us, which amounted to $0.03 for each Public Share that was not redeemed in the Third Special Meeting Redemptions, or $33,932.22 (commencing on March 23, 2024 and on the 23rd day of each subsequent month) until September 25, 2024, or portion thereof, that is needed to complete an initial Business Combination. Monthly Extension Fee payments received from Infinite Reality have been treated as equity contribution. As of the balance sheet date, we had a receivable of $33,932.22 in connection with the outstanding March 2024 Monthly Extension Fees. Funds in connection with the Monthly Extension Fees scheduled for March 2024, April 2024 and May 2024, which amounted to an aggregate of $0.1 million, were deposited in the Trust Account on June 20, 2024. No Monthly Extension Fees were outstanding as of the filing date.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Support Agreement

We have agreed to pay the Sponsor a total of up to $0.01 million per month, from the effective date of the IPO Registration Statement, for office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. Services will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) our liquidation. For the three months ended March 31, 2024, we incurred and accrued $0.03 million for these services. For the three months March 31, 2023, the Company incurred and paid $0.03 million for these services. Such amounts are included in the operating costs on the statements of operations presented in the financial statements included in this Report under “Item 1. Financial Statements”.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements included in this Report under “Item 1. Financial Statements”, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

The Private Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations presented in the financial statements included in this Report under “Item 1. Financial Statements”. The fair value of the Private Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Warrants have been estimated using a Monte Carlo simulation model each measurement date.

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

On March 3, 2023, we held the First Special Meeting, at which our stockholders approved the First Extension Amendment Proposal. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 7,744,085 Public Shares properly exercised their right to redeem such Public Shares for cash, at a redemption price of approximately $10.17 per share. As a result, on April 3, 2023, approximately $78.77 million was removed from the Trust Account to pay such Public Stockholders, following which, 5,099,852 shares of Common Stock subject to redemption, remained outstanding.

On September 22, 2023, we held the Second Special Meeting, at which our stockholders approved the Second Extension Amendment Proposal. In connection with the vote to approve the First Extension Amendment Proposal, Public Stockholders holding 3,060,282 Public Shares properly exercised their right to redeem such Public Shares for cash, at a redemption price of approximately $10.46 per share. As a result, on October 18, 2023, approximately $32.00 million was removed from the Trust Account to pay such Public Stockholders, following which, 2,039,570 shares of Common Stock subject to redemption, remained outstanding.

On March 20, 2024, we held the Third Special Meeting, at which our stockholders approved the Third Extension Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 908,496 Public Shares properly exercised their right to redeem such Public Shares for cash, at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $9.77 million, which was held in the Trust Account as of the balance sheet date of the financial statements included in this Report under “Item 1. Financial Statements”. As a result, on April 1, 2024, approximately $9.77 million was removed from the Trust Account to pay such Public Stockholders, following which, 1,131,074 shares of Common Stock subject to redemption, remained outstanding.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2024, due to our accounting for complex financial instruments, prepaid expenses, accrued expenses, franchise taxes and controls over the Trust Account. Our internal control over financial reporting did not result in the application of complex financial instruments and complex accounting matters issued in March 2021, which, due to its impact on our financial statements, we determined to be a material weakness.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2021 Annual Report, 2022 Annual Report and 2023 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and September 30, 2023, as filed with the SEC on May 24, 2021, November 16, 2021, May 16, 2022, August 8, 2022, November 10, 2022, May 19, 2023 and November 21, 2023, respectively, and  (iv) Definitive Proxy Statement on Schedule 14A as filed with the SEC on February 27, 2024.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Infinite Reality and the Infinite Reality Business Combination, please see the section titled “Risk Factors” in the Infinite Reality Registration Statement, once filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 20, 2024, we held the Third Special Meeting and our stockholders approved, among other things, the Third Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from March 25, 2024 to September 25, 2024 (or such earlier date as determined by the Board). In connection with the vote to approve the Third Extension Amendment Proposal, Public Stockholders holding 908,496 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $9.77 million, or approximately $10.75 per share to such redeeming Public Stockholders in the Third Special Meeting Redemptions, which was held in the Trust Account as of the balance sheet date of the financial statements included in this Report under “Item 1. Financial Statements”.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2024:

(d) Maximum
			(c) Total number	number (or
			of shares (or	approximate dollar
	(a) Total		units) purchased	value) of shares (or
	number of		as part of	units) that may yet
	shares (or	(b) Average price	publicly	be purchased under
	units)	paid per share (or	announced plans	the plans or
Period	purchased	unit)	or programs	programs
January 1 – January 31, 2024	—	—	—	—

February 1 – February 29, 2024	—	—	—	—

March 1 – March 31, 2024	908,496	$10.75	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d - 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d - 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWBURY STREET ACQUISITION CORPORATION

Dated: June 28, 2024	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: June 28, 2024	By:	/s/ Kenneth King
	Name:	Kenneth King
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)